Form 10-K
period 2011-12-31
Enduro Royalty Trust
filed 2012-03-30
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35333

ENDURO ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6259461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 13,200,000 Units of Beneficial Interest in Enduro Royalty Trust held by non-affiliates at the last business day of the registrant’s most recently completed second fiscal quarter is not determinable because the Units were not traded until November 3, 2011.

As of March 26, 2012, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Enduro Royalty Trust, while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of the Trust and Enduro are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the impact of hedge contracts;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, unless the securities laws require us to do so.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of Enduro and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Enduro or the Trust or persons acting on behalf of Enduro or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

In this Form 10-K the following terms have the meanings specified below.

Bbl—One stock tank barrel of 42 U.S. gallons liquid volume, used herein in reference to crude oil and other liquid hydrocarbons.

Boe—One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals approximately six Mcf of natural gas.

Btu—A British Thermal Unit, a common unit of energy measurement.

Completion—The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Development Well—A well drilled into a proved oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Differential—The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot, and the wellhead price received.

Estimated future net revenues—Also referred to as “estimated future net cash flows”. The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

Farm-in or farm-out agreement—An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field—An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells—The total acres or wells, as the case may be, in which a working interest is owned.

Horizontal well—A well that starts off being drilled vertically but which is eventually curved to become horizontal (or near horizontal) in order to parallel a particular geologic formation.

MBbl—One thousand barrels of crude oil or condensate.

MBoe—One thousand barrels of oil equivalent.

Mcf—One thousand cubic feet of natural gas.

MMBoe—One million barrels of oil equivalent.

MMBtu—One million British Thermal Units.

MMcf—One million cubic feet of natural gas.

Net acres or net wells—The sum of the fractional working interests owned in gross acres or wells, as the case may be.

Net Profits Interest—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

Net revenue interest—An interest in all oil and natural gas produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, Net Profits Interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.

Plugging and abandonment—Activities to remove production equipment and seal off a well at the end of a well’s economic life.

Proved developed reserves—Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves—Under SEC rules for fiscal years ending on or after December 31, 2009, proved reserves are defined as:

Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved undeveloped reserves—Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

PV-10—The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated future production and development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to income taxes, discounted at 10% per annum.

Recompletion—The completion for production of an existing well bore in another formation from which that well has been previously completed.

Reservoir—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Workover—Operations on a producing well to restore or increase production.

PART I

Item 1.	Business.

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed on May 3, 2011 (“Inception”) pursuant to a trust agreement dated May 3, 2011 (as amended and restated on November 3, 2011, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in Texas, Louisiana and New Mexico.

In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”), Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to 80% of the net profits from the sale of oil and natural gas production from certain properties in Texas, Louisiana and New Mexico. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas.

On November 8, 2011, the merger (the “Trust Merger”) of Enduro Texas with and into the Trust pursuant to an Agreement and Plan of Merger dated November 3, 2011 (the “Trust Merger Agreement”), became effective. Under the terms of the Trust Merger Agreement, the Trust continued as the surviving entity, and the limited liability company interest in Enduro Texas held by Enduro prior to the effective time of the Trust Merger converted into the right to receive 33,000,000 Trust Units. Further, by virtue of the Trust Merger, the Trust retained all right, title and interest to the Net Profits Interest (including the right to enforce the Conveyance against Enduro Operating, as grantor). On November 8, 2011, the Trust, Enduro Operating and Enduro Texas entered into a Supplement to Conveyance of Net Profits Interest (the “Conveyance Supplement”) to acknowledge that The Bank of New York Mellon Trust Company, N.A., as Trustee, is deemed the grantee under the Conveyance and a party thereto.

Immediately following the Conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units at a price to the public of $22 per unit.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale of oil and natural gas production from the Underlying Properties during the term of the Trust. The Trust Agreement provides that the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance. As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest.

The Trust has no employees. Administrative functions are performed by the Trustee pursuant to the Trust Agreement. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The duties of the Trustee are specified in the Trust Agreement and by the laws of the state of Delaware, except as modified by the Trust Agreement. The Trustee’s principal duties consist of:

•	collecting cash attributable to the Net Profits Interest;

•	paying expenses, charges and obligations of the Trust from the Trust’s assets;

•	distributing distributable cash to the Trust unitholders;

•	causing to be prepared and distributed a tax information report for each Trust unitholder and preparing and filing tax returns on behalf of the Trust;

•

causing to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading;

•	causing to be prepared and filed a reserve report by or for the Trust by independent reserve engineers as of December 31 of each year in accordance with criteria established by the SEC; and

•	enforcing the Trust’s rights under certain agreements.

In connection with the formation of the Trust, the Trust entered into several agreements with Enduro that impose obligations upon Enduro that are enforceable by the Trustee on behalf of the Trust, including the Conveyance and a registration rights agreement. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. Additionally, the Trustee may from time to time supplement or amend the Conveyance and the registration rights agreement to which the Trust is a party without the approval of Trust unitholders in order to cure any ambiguity, to correct or supplement any defective or inconsistent provisions, to grant any benefit to all of the Trust unitholders, to comply with changes in applicable law or to change the name of the Trust. Such supplement or amendment, however, may not materially adversely affect the interests of the Trust unitholders.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date must be invested in:

•	Interest-bearing obligations of the United States government;

•	Money market funds that invest only in United States government securities;

•	Repurchase agreements secured by interest-bearing obligations of the United States government; or

•	Bank certificates of deposit.

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash available for distribution to the Trust is less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

Upon dissolution of the Trust, the Trustee would sell all of the Trust’s assets, either by private sale or public auction, and, after payment or the making of reasonable provision for payment of all liabilities of the Trust, distribute the net proceeds of the sale to the Trust unitholders.

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, Enduro has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict Enduro from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee will not be deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest will be determined based on the same price that Enduro receives for sales of oil and natural gas production attributable to Enduro’s interest in the Underlying Properties. However, in the event that the oil or natural gas is processed, the net profits will receive the same processing upgrade or downgrade as Enduro.

The operators of the Underlying Properties sell the oil produced from the Underlying Properties to third-party crude oil purchasers. Oil production from the Underlying Properties is typically transported by truck from the field to the closest gathering facility or refinery. The operators sell the majority of the oil production from the Underlying Properties under contracts using market sensitive pricing. The price received by the operators for the oil production from the Underlying Properties is usually based on a regional price applied to equal daily quantities in the month of delivery that is then reduced for differentials based upon delivery location and oil quality. Enduro does not believe that the loss of any of these parties as a purchaser of crude oil production from the Underlying Properties would have a material impact on the business or operations of Enduro or the Underlying Properties because of the competitive marketing conditions in Texas, Louisiana and New Mexico.

Natural gas produced by the operators is marketed and sold to third-party purchasers. The natural gas is sold pursuant to contracts with such third parties, and the sales contracts are in their secondary terms and are on a month-to-month basis. The contract prices are based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

ConocoPhillips and Occidental Petroleum Corporation accounted for approximately 35% and 18%, respectively, of sales from the Underlying Properties that were included in calculating the Trust’s Net Profits Interest from Inception through December 31, 2011.

Competition and Markets

The oil and natural gas industry is highly competitive. Enduro competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than Enduro, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because Enduro and the third party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Future price fluctuations for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Enduro can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the Trust.

All of the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States.

Description of Trust Units

Each Trust Unit is a unit of the beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 26, 2012.

Distributions and Income Computations

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10th business day after the record date. The first distribution to Trust unitholders was made on December 14, 2011 to Trust unitholders owning Trust Units on November 30, 2011.

Unless otherwise advised by counsel or the Internal Revenue Service (“IRS”), the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the monthly record date. Trust unitholders generally will recognize income and expenses for tax purposes in the month the Trust receives or pays those amounts, rather than in the month the Trust distributes the cash to which such income or expenses (as applicable) relate. Minor variances may occur. For example, the Trustee could establish a reserve in one month that would not result in a tax deduction until a later month.

Transfer of Trust Units

Trust unitholders may transfer their Trust Units in accordance with the Trust Agreement. The Trustee will not require either the transferor or transferee to pay a service charge for any transfer of a Trust Unit. The Trustee may require payment of any tax or other governmental charge imposed for a transfer. The Trustee may treat the owner of any Trust Unit as shown by its records as the owner of the Trust Unit. The Trustee will not be considered to know about any claim or demand on a Trust Unit by any party except the record owner. A person who acquires a Trust Unit after any monthly record date will not be entitled to the distribution relating to that monthly record date. Delaware law governs all matters affecting the title, ownership or transfer of Trust Units.

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports that are required to be filed under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading, and also causes the Trust to comply with the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

Each Trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust and the Trustee, subject to such restrictions as are set forth in the Trust Agreement.

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

Voting Rights of Trust Unitholders

The Trustee or Trust unitholders owning at least 10% of the outstanding Trust Units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders, unless such meeting is called by the Trust unitholders in which case the Trust unitholders are responsible for all costs associated with calling such meeting. Meetings must be held in such location as is designated by the Trustee in the notice of such meeting. The Trustee must send notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust Units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust Unit owned. Abstentions and broker non-votes shall not be deemed to be a vote cast.

Unless otherwise required by the Trust agreement, a matter may be approved or disapproved by the affirmative vote of a majority of the Trust Units present in person or by proxy at a meeting where there is a quorum. This is true even if a majority of the total Trust Units did not approve it. The affirmative vote of the holders of at least 75% of the outstanding Trust Units is required to:

•	dissolve the Trust;

•	amend the Trust Agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect); or

•	approve the sale of all or any material part of the assets of the Trust (including the sale of the Net Profits Interest).

In addition, certain amendments to the Trust Agreement may be made by the Trustee without approval of the Trust unitholders.

Computation of Net Profits

The provisions of the Conveyance governing the computation of the net profits are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits, but is qualified in its entirety by the text of the Conveyance, which is included as an exhibit to this Annual Report on Form 10-K.

Net Profits Interest

The amounts paid to the Trust for the Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly, and 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar month will be paid to the Trust on or before the end of the following month. Enduro will not pay to the Trust any interest on the net profits held by Enduro prior to payment to the Trust, provided that such payments are timely made. The Trustee expects to make distributions to Trust unitholders monthly.

“Gross profits” means the aggregate amount received by Enduro from and after July 1, 2011 from sales of oil and natural gas produced from the Underlying Properties that are not attributable to a production month that occurs prior to June 1, 2011 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges (in each case, in existence as of June 1, 2011) and other than certain excluded proceeds, as described in the Conveyance), including all proceeds and consideration received (i) directly or indirectly, for advance payments, (ii) directly or indirectly, under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by Enduro or any subsequent owner to any new owner, unless the Net Profits Interest is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

“Net profits” means, as more fully set forth in the Conveyance, gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by Enduro and attributable to the Underlying Properties on or after July 1, 2011 but that are not attributable to a production month that occurs prior to July 1, 2011 (as such items are reduced by any offset amounts, as described in the Conveyance):

•

with the exception of certain costs and expenses related to 20 wells located in the Haynesville Shale identified in the Conveyance, all costs for (i) drilling, development, production and abandonment operations, (ii) all direct labor and other services necessary for drilling, operating, producing and maintaining the Underlying Properties and workovers of any wells located on the Underlying Properties, (iii) treatment, dehydration, compression, separation and transportation, (iv) all materials purchased for use on, or in connection with, any of the Underlying Properties and (v) any other operations with respect to the exploration, development or operation of hydrocarbons from the Underlying Properties;

•

all losses, costs, expenses, liabilities and damages with respect to the operation or maintenance of the Underlying Properties for (i) defending, prosecuting, handling, investigating or settling litigation, administrative proceedings, claims, damages, judgments, fines, penalties and other liabilities, (ii) the payment of certain judgments, penalties and other liabilities, (iii) the payment or restitution of any proceeds of hydrocarbons from the Underlying Properties, (iv) complying with applicable local, state and federal statutes, ordinance, rules and regulations, (v) tax or royalty audits and (vi) any other loss, cost, expense, liability or damage with respect to the Underlying Properties not paid or reimbursed under insurance;

•

all taxes, charges and assessments (excluding federal and state income, transfer, mortgage, inheritance, estate, franchise and like taxes) with respect to the ownership of, or production of hydrocarbons from, the Underlying Properties;

•

all insurance premiums attributable to the ownership or operation of the Underlying Properties for insurance actually carried with respect to the Underlying Properties, or any equipment located on any of the Underlying Properties, or incident to the operation or maintenance of the Underlying Properties;

•

all amounts and other consideration for (i) rent and the use of or damage to the surface, (ii) delay rentals, shut-in well payments and similar payments and (iii) fees for renewal, extension, modification, amendment, replacement or supplementation of the leases included in the Underlying Properties;

•

all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering the Underlying Properties or Enduro’s operations with respect thereto;

•

to the extent that Enduro is the operator of certain of the Underlying Properties and there is no operating agreement covering such portion of the Underlying Properties, those overhead, administrative or indirect charges that are allocated by Enduro to such portion of the Underlying Properties;

•

if, as a result of the occurrence of the bankruptcy or insolvency or similar occurrence of any purchaser of hydrocarbons produced from the Underlying Properties, any amounts previously credited to the determination of the net profits are reclaimed from Enduro, then the amounts reclaimed;

•	all costs and expenses for recording the Conveyance and, at the applicable times, terminations and/or releases thereof;

•	all administrative hedge costs paid from and after July 1, 2011 (in respect of hedges existing prior to the date of the Conveyance, as further described in the Conveyance);

•	all hedge settlement costs paid from and after July 1, 2011 (in respect of hedges existing prior to the date of the Conveyance, as further described in the Conveyance);

•	amounts previously included in gross profits but subsequently paid as a refund, interest or penalty; and

•

at the option of Enduro (or any subsequent owner of the Underlying Properties), amounts reserved for approved development expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross profits when actually incurred).

As mentioned above, the costs deducted in the net profits determination will be reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties, all of the hedge payments received by Enduro from and after July 1, 2011 from hedge contract counterparties upon settlement of hedge contracts and certain other non-production revenues, including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

The Trust is not liable to the owners of the Underlying Properties or the operators for any operating capital or other costs or liabilities attributable to the Underlying Properties. In the event that the net profits for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross profits in the following computation period for purposes of determining the net profits for that following computation period.

Gross profits and net profits are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties. These hedge contracts include a combination of fixed price swaps, collars and floors. Enduro entered into hedge contracts for the years 2012 and 2013 to reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After December 31, 2013, none of the production attributable to the Underlying Properties will be hedged. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2011:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2012	9,000	$4.84	$5.04	5,000	$4.57	$4.79
2013	8,000	$4.90	$5.18	4,000	$5.00	$5.20

(1)

Enduro’s natural gas derivative contracts related to the Underlying Properties are comprised of contracts entered into at local basis points, such as Centerpoint and El Paso Permian, as well as NYMEX-based contracts. For presentation purposes and for comparability among the various contracts, the contract prices were converted to NYMEX equivalent prices using estimated basis differentials in the over-the-counter futures market.

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2011:

Period	Daily Put Volumes (Bbls)	Average Put Price ($/Bbl)	Daily Volumes (Bbls)	Average Sub-Floor Price ($/Bbl)	Average Floor Price ($/Bbl)	Average Cap Price ($/Bbl)	Daily Swap Volumes (Bbls)	Average Swap Price ($/Bbl)
2012	500	$92.00	500	$67.50	$90.00	$110.00	520	$104.10
2013	—	$—	500	$67.50	$90.00	$110.00	510	$102.97

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties will reduce the amount of net profits paid to the Trust. See “Computation of Net Profits—Net Profits Interest.”

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross profits:

•	any proceeds that are withheld for any reason (other than at the request of Enduro) are not considered received until such time that the proceeds are actually collected;

•	amounts received and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to Enduro by the escrow agent; and

•	amounts received and not deposited with an escrow agent will be considered to have been received.

The Trustee is not obligated to return any cash received from the Net Profits Interest. Any overpayments made to the Trust by Enduro due to adjustments to prior calculations of net profits or otherwise will reduce future amounts payable to the Trust until Enduro recovers the overpayments plus interest at a prime rate (as described in the Conveyance).

The Conveyance generally permits Enduro to transfer without the consent or approval of the Trust unitholders all or any part of its interest in the Underlying Properties, subject to the Net Profits Interest. The Trust unitholders are not entitled to any proceeds of a sale or transfer of Enduro’s interest. Except in certain cases where the Net Profits Interest is released, following a sale or transfer, the Underlying Properties will continue to be subject to the Net Profits Interest, and the gross profits attributable to the transferred property will be calculated, paid and distributed by the transferee to the Trust. Enduro will have no further obligations, requirements or responsibilities with respect to any such transferred interests.

In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. Enduro has not identified for sale any of the Underlying Properties.

As the designated operator of a property comprising the Underlying Properties, Enduro may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Net Profits Interest. Enduro may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

Enduro will have the right to release, surrender or abandon its interest in any Underlying Property that will no longer produce (or be capable of producing) hydrocarbons in paying quantities (determined without regard to the Net Profits Interest). Upon such release, surrender or abandonment, the portion of the Net Profits Interest relating to the affected property will also be released, surrendered or abandoned, as applicable. Enduro will also have the right to abandon an interest in the Underlying Properties if (a) such abandonment is necessary for health, safety or environmental reasons or (b) the hydrocarbons that would have been produced from the abandoned portion of the Underlying Properties would reasonably be expected to be produced from wells located on the remaining portion of the Underlying Properties.

Enduro must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, Enduro must deliver to the Trustee a statement of the computation of the net profits for each computation period. The Trustee has the right to inspect and review the books and records maintained by Enduro during normal business hours and upon reasonable notice.

Federal Income Tax Matters

The following is a summary of certain U.S. income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Trust unitholders that are “controlled foreign corporations” or “passive foreign investment companies”; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Trust Units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Trust Units; expatriates and certain former citizens or long-term residents of the United States; U.S. Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Trust Units as a position in a hedging transaction, “straddle,” “conversion transaction” or other risk reduction transaction; or persons deemed to sell the Trust Units under the constructive sale provisions of the Code. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the Trust level. Rather, each Trust unitholder is considered for federal income tax purposes to own its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

The Trust will file annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust will allocate these items of income, gain, loss, deduction and credit to Trust unitholders based on record ownership on the monthly record dates. It is possible that the IRS or another taxing authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by this issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Classification of the Net Profits Interest

Tax counsel to the Trust advised the Trust at the time of formation that, for federal income tax purposes, based upon the reserve report and representations made by the Trust regarding the expected economic life of the Underlying Properties and the expected duration of the Net Profits Interest, in its opinion the Net Profits Interest attributable to proved developed reserves will and the Net Profits Interest attributable to proved undeveloped reserves should be treated as continuing, nonoperating economic interests in the nature of royalties payable out of production from the mineral interests they burden. No assurance can be given that the IRS or another taxing authority will not assert that the Net Profits Interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in Trust Units.

Reporting Requirements for Widely-Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their 2011 federal and state income tax returns. This tax information booklet can be obtained at www.enduroroyaltytrust.com.

Environmental Matters and Regulation

General. The oil and natural gas exploration and production operations of Enduro are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on Enduro’s operations, including requirements to:

•	obtain permits to conduct regulated activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	restrict the types, quantities and concentration of materials that can be released into the environment in the performance of drilling and production activities;

•	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells;

•	apply specific health and safety criteria addressing worker protection; and

•	impose substantial liabilities on Enduro for pollution resulting from Enduro’s operations.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of Enduro’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Enduro has advised the Trustee that it believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. However, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on Enduro’s development expenses, results of operations and financial position. Enduro may be unable to pass on those increases to its customers. Moreover, accidental releases or spills may occur in the course of Enduro’s operations, and there can be no assurance that Enduro will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of certain existing environmental, health and safety laws and regulations to which Enduro’s business operations are subject.

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Enduro generates materials in the course of its operations that may be regulated as hazardous substances.

The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA to request reconsideration of the exemption of E&P Wastes from regulation as hazardous waste under RCRA (which could also affect E&P Wastes’ regulation under other environmental laws, including CERCLA). Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In addition, Enduro generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

The properties upon which Enduro conducts its operations have been used for oil and natural gas exploration and production for many years. Although Enduro may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released on or under the real properties upon which Enduro conducts its operations, or on or under other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the properties upon which Enduro conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Enduro’s control. These properties and the petroleum hydrocarbons and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Enduro could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

Water discharges and hydraulic fracturing. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure, or SPCC, plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. In addition, legislation called the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012. The results of this study could spur further action toward federal legislation and regulation of hydraulic fracturing activities. Other federal agencies are examining hydraulic fracturing, including the U.S. Department of Energy, the U.S. Government Accountability Office and the White House Council for Environmental Quality, and the U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. Also some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including states in which Enduro operates. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the state entity that regulates oil and natural gas production in Texas) and the public. In addition, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. Disclosures of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for Enduro to perform hydraulic fracturing activities. Moreover, Enduro believes that enactment of legislation regulating hydraulic fracturing at the federal level may have a material adverse effect on its business. In addition, the EPA recently took the position that hydraulic fracturing operations using diesel are subject to regulation under the Underground Injection Control program of the Safe Drinking Water Act as Class II wells. Such regulation could result in increased costs and operational delays for certain hydraulic fracturing operations.

Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, the EPA has proposed regulations to impose more stringent emissions control requirements for oil and gas development and production operations, which may require Enduro, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. Any such requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005 as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a greenhouse gas emission reduction target of 17 percent compared to 2005 levels.

Both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require Enduro to incur increased operating costs and could adversely affect demand for the oil and natural gas Enduro produces.

In addition, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the Clean Air Act. The first limits emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. In December 2010, the EPA promulgated Federal Implementation Plans to establish GHG permitting under the PSD program in several jurisdictions in which applicable State Implementation Plans did not accommodate the regulation of GHGs. In many other jurisdictions, applicable State Implementation Plans may provide for GHG permitting under the PSD program. In addition, on November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact Enduro’s operations. In addition to these regulatory developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase Enduro’s litigation risk for such claims. The adoption of any future regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of Enduro could require Enduro to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that Enduro produces.

Legislation or regulations that may be adopted to address climate change could also affect the markets for Enduro’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher greenhouse gas emitting energy sources, Enduro’s products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. To the extent that its products are competing with lower greenhouse gas emitting energy, Enduro’s products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. Enduro cannot predict with any certainty at this time how these possibilities may affect its operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by Enduro or otherwise cause Enduro to incur significant costs in preparing for or responding to those effects.

National Environmental Policy Act. Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species Act. The federal Endangered Species Act, or “ESA,” restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause Enduro to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. For example, the U.S. Fish and Wildlife Service has proposed to list as “endangered” the dunes sagebrush lizard, whose habitat is understood to include areas in West Texas and southeast New Mexico in which some of the Underlying Properties are located. In addition, on September 9, 2011, a federal court approved settlement agreements in ESA litigation under which the government would make listing decisions for more than 250 species before 2017. While some of Enduro’s facilities or leased acreage may be located in areas that are or will be designated as habitat for endangered or threatened species, Enduro believes that it is in substantial compliance with the ESA.

Employee health and safety. The operations of Enduro are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Enduro believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Where You Can Find Other Information

We maintain a website at http://www.enduroroyaltytrust.com. The Trust’s filings under the Exchange Act are available at our website and are also available electronically from the website maintained by SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

Item 1A.	Risk Factors.

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Prices of oil and natural gas can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and Enduro. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

Lower prices of oil and natural gas will reduce profits to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties. In addition, the operators could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, decreasing commodity prices may cause the expenses of certain wells to exceed the well’s revenue. If this scenario were to occur, the operator may decide to shut-in the well or plug and abandon the well. This scenario could reduce future cash distributions to Trust unitholders.

Enduro has entered into hedge contracts with respect to approximately 62% and 51% of expected production of oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties in the reserve report. The hedge contracts are intended to reduce exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Some of the hedge contracts could limit the benefit to the Trust of any increase in oil or natural gas prices through 2013. The Trust will be required to bear its share of the hedge payments regardless of whether the corresponding quantities of oil and natural gas are produced or sold. Furthermore, Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units.

The value of the Trust Units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary both positively and negatively and in material amounts from estimates. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and development expenses; and

•	the assumed effect of expected governmental regulation and future tax rates.

Changes in these assumptions and amounts of actual direct operating expenses and development expenses could materially decrease reserve estimates. In addition, the quantities of recovered reserves attributable to the Underlying Properties may decrease in the future as a result of future decreases in the price of oil or natural gas.

The third party operators are the operators of approximately 99% of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2011, approximately 99% of the wells on the Underlying Properties were operated by the third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

•	the timing and amount of capital expenditures, which could be significantly more than anticipated;

•	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;

•	the third party operators’ expertise, operating efficiency and financial resources;

•	approval of other participants in drilling wells;

•	the selection of technology;

•	the selection of counterparties for the sale of production; and

•	the rate of production of the reserves.

The third party operators may elect not to undertake development activities, or may undertake such activities in an unanticipated fashion, which may result in significant fluctuations in capital expenditures and amounts available for distribution to Trust unitholders.

Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

The process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond the Trust’s, Enduro’s and the third party operators’ control, including risks that could delay the operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

•	delays imposed by or resulting from compliance with regulatory requirements, including permitting;

•	unusual or unexpected geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	equipment malfunctions, failures or accidents;

•	unexpected operational events and drilling conditions;

•	reductions in oil or natural gas prices;

•	market limitations for oil or natural gas;

•	pipe or cement failures;

•	casing collapses;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, inert gas, water or drilling fluids;

•	fires and natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases;

•	adverse weather conditions; and

•	oil or natural gas property title problems.

In the event that planned operations, including drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, estimated future distributions to Trust unitholders may be reduced. In the event an operator incurs increased costs due to one or more of the above factors or for any other reason and is not able to recover such costs from insurance, the estimated future distributions to Trust unitholders may be reduced.

The Trust is passive in nature and neither the Trust nor the Trust unitholders will have any ability to influence Enduro or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to Enduro and, therefore, will have no managerial, contractual or other ability to influence Enduro’s or the third party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The third party operators operate approximately 99% of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could hinder the ability of the operators of the Underlying Properties to conduct the operations which they currently have planned for the Underlying Properties, which would reduce the amount of cash received by the Trust and available for distribution to the Trust unitholders.

The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.

Enduro acquired the Underlying Properties through various acquisitions since December 2010. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. Enduro does not obtain title insurance covering mineral leaseholds, and Enduro’s failure to cure any title defects may cause Enduro to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust Units may be reduced.

Enduro may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

Enduro may at any time transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may, along with the third party operators, abandon individual wells or properties reasonably believed to be not economically viable. Trust unitholders will not be entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest will continue to burden the transferred property and net profits attributable to such property will be calculated as part of the computation of net profits. Enduro may delegate to the transferee responsibility for all of Enduro’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred.

In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for 0.25% or less of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. Enduro has not identified for sale any of the Underlying Properties.

The third party operators and Enduro may enter into farm-out, operating, participation and other similar agreements to develop the property without the consent or approval of the Trustee or any Trust unitholder.

The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or Net Profits Interests to replace the depleting assets and production. Therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time.

The profits payable to the Trust attributable to the Net Profits Interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time. Based on the estimated production and operating expenses in the reserve report of the Underlying Properties, the oil and natural gas production from proved reserves attributable to the Underlying Properties is projected to be shallow declining over the next five years. Actual decline rates may vary from this projected decline rate. In the event expected future development is delayed, reduced or cancelled, the average rate of decline will likely exceed 9% per year.

Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Neither Enduro nor, to Enduro’s knowledge, the third party operators have a contractual obligation to develop or otherwise pay development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which Enduro is not designated as the operator, Enduro has limited control over the timing or amount of those development expenses. Enduro also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case Enduro and the Trust will not receive the production resulting from such development expenses. If the operators of the Underlying Properties do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Enduro or estimated in the reserve report.

The Trust Agreement provides that the Trust’s activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance related to the Net Profits Interest. As a result, the Trust is not permitted to acquire other oil and natural gas properties or Net Profits Interests to replace the depleting assets and production attributable to the Net Profits Interest.

Because the net profits payable to the Trust are derived from the sale of depleting assets, the portion of the distributions to Trust unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the Underlying Properties burdened by the Net Profits Interest may cease to produce in commercially paying quantities and the Trust may, therefore, cease to receive any distributions of net profits therefrom. At that point the value of the Trust Units should be expected to be $0.

An increase in the differential between the price realized by Enduro for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust Units.

The prices received for Enduro’s oil and natural gas production usually fall below the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. Enduro cannot accurately predict oil or natural gas differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust Units.

The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust.

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses, development expenses and hedge expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

If direct operating expenses, development expenses and hedge expenses on the Underlying Properties together with the other costs exceed gross profits of production from the Underlying Properties, the Trust will not receive net profits from those properties until future gross profits from production exceed the total of the excess costs, plus accrued interest at the prime rate. If the Trust does not receive net profits pursuant to the Net Profits Interest, or if such net profits are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs.

The generation of profits for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

The amount of oil and natural gas that may be produced and sold from a well is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, the operators of the Underlying Properties are provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If the operators of the Underlying Properties are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of profits from the sale of production.

The Trustee must, under certain circumstances, sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Net

Profits Interest and dissolve the Trust if the annual gross profits from the Underlying Properties attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years. The net profits of any such sale will be distributed to the Trust unitholders.

Enduro may sell Trust Units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust Units.

Enduro holds an aggregate of 19,800,000 Trust Units. Enduro has agreed not to sell any Trust Units for a period of 180 days after November 8, 2011 without the consent of Barclays Capital Inc. After such period, Enduro may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. The Trust has granted registration rights to Enduro, which, if exercised, would facilitate sales of Trust Units by Enduro.

The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid with respect to the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

Conflicts of interest could arise between Enduro and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operators of certain wells on, the Underlying Properties, Enduro and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•

Enduro’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which Enduro acts as the operator. Enduro may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include reducing development expenses on properties for which Enduro acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•

Enduro may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack Enduro’s experience or its creditworthiness. Enduro also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.

•

Enduro has registration rights and can sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. Additionally, Enduro can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders. Enduro is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

The Trust is managed by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are managed by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust Units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust Units held by Enduro, called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Enduro so long as it holds a significant percentage of total Trust Units.

Trust unitholders have limited ability to enforce provisions of the Net Profits Interest, and Enduro’s liability to the Trust is limited.

The Trust Agreement permits the Trustee to sue Enduro or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Enduro or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Enduro or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Net Profits Interest Conveyance provides that, except as set forth in the Conveyance, Enduro will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.

Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the U.S. Environmental Protection Agency (“EPA”) has proposed regulations to impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. Any such requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

There is inherent risk of incurring significant environmental costs and liabilities in the operations on the Underlying Properties as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to operations, and historical industry operations and waste disposal practices. Under certain environmental laws and regulations, the operators could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether such operators were responsible for the release or contamination or whether the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which wells are drilled and facilities where petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose the operators of the Underlying Properties to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition and results of operations and could reduce the amount of cash available for distribution to Trust unitholders. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly operational control requirements or waste handling, storage, transport, disposal or cleanup requirements could require the operators of the Underlying Properties to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition.

The Trust will indirectly bear 80% of all costs and expenses paid by Enduro, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to Enduro’s acquisition of the Underlying Properties unless such costs and expenses result from the operator’s negligence or misconduct. In addition, as a result of the increased cost of compliance, the operators of the Underlying Properties may decide to discontinue drilling.

Neither Enduro nor the Trust is generally entitled to, nor required to provide, indemnity to third party operators with respect to pollution liability and associated environmental remediation costs. However, Enduro may be required to provide, and may be entitled to, indemnity from third party operators with respect to such liabilities and costs in the event of the other party’s gross negligence or misconduct. In addition, Enduro has agreed to assume certain environmental liabilities of prior owners of the Underlying Properties in connection with the purchase thereof.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

Enduro maintains insurance coverage against potential losses that it believes is customary in its industry. Enduro currently maintains general liability insurance and excess liability coverage with limits of $1 million and $20 million per occurrence, respectively, and $2 million and $20 million in the aggregate, respectively. Enduro’s excess liability coverage has a deductible of $10,000 per occurrence, while there is no deductible on the general liability insurance. The general liability insurance covers Enduro and its subsidiaries for legal and contractual liabilities arising out of bodily injury or property damage, including any resulting loss of use to third parties, and for sudden and accidental pollution or environmental liability, while the excess liability coverage is in addition to and triggered if the general liability per occurrence limit is reached. In addition, Enduro maintains control of well insurance with per occurrence limits ranging from $5 million to $20 million and deductibles ranging from $100,000 to $200,000 depending on the status of the well. Enduro’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence Enduro or control the operations or development of the Underlying Properties. However, the Trust unitholders may indirectly benefit from Enduro’s insurance coverage to the extent that insurance proceeds offset or reduce any costs or expenses that are deducted when calculating the net profits attributable to the Trust.

Enduro does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, Enduro believes its general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. In addition, these policies do not provide coverage for all liabilities, and there can be no assurance that the insurance coverage will be adequate to cover claims that may arise or that Enduro will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust.

The operations of the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The production and development operations on the Underlying Properties are subject to complex and stringent laws and regulations. In order to conduct their operations in compliance with these laws and regulations, the operators of the Underlying Properties must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. The operators of the Underlying Properties may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the Trust will bear an 80% share of these costs. In addition, the operators’ costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to their operations. Such costs could have a material adverse effect on the operators’ business, financial condition and results of operations and reduce the amount of cash received by the Trust in respect of the Net Profits Interest. The operators of the Underlying Properties must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of the Underlying Properties are shippers on interstate pipelines, they must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity, and such compliance costs will be borne in part by the Trust.

Laws and regulations governing exploration and production may also affect production levels. The operators of the Underlying Properties are required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of the oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increase capital costs on the part of the operators and third party downstream natural gas transporters. These and other laws and regulations can limit the amount of oil and natural gas the operators can produce from their wells, limit the number of wells they can drill, or limit the locations at which they can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust’s interests.

New laws or regulations, or changes to existing laws or regulations, may unfavorably impact the operators of the Underlying Properties, could result in increased operating costs or have a material adverse effect on their financial condition and results of operations and reduce the amount of cash received by the Trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the Underlying Properties, reduce the operators’ liquidity, delay the operators’ operations or otherwise alter the way the operators conduct their business, any of which could have a material adverse effect on the Trust and the amount of cash available for distribution to Trust unitholders.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects.

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. During 2010, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The stationary source rule “tailors” these permitting programs to apply to certain stationary sources in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. These EPA rulemakings could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment or operations of the operators of the Underlying Properties could require the operators to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with their operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the operators of the Underlying Properties and the Trust.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the operators’ assets and operations and, consequently, may reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuel under the Safe Drinking Water Act’s Underground Injection Control Program and has commenced drafting guidance for permitting authorities and the industry regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. Industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by late 2012. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (“DOE”), the U.S. Government Accountability Office and the White House Council for Environmental Quality. The U.S. Department of the Interior is also considering regulation of hydraulic fracturing activities on public lands. In addition, legislation called the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. For example, on June 17, 2011, Texas enacted a law that requires the disclosure of information regarding the substances used in the hydraulic fracturing process to the Railroad Commission of Texas (the entity that regulates oil and natural gas production) and the public. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, Enduro’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities, while some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relevant agencies are completed. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the

Underlying Properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas, Louisiana or New Mexico, such legal requirements could make it more difficult or costly for Enduro or the third party operators to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the operators are ultimately able to produce in commercially paying quantities from the Underlying Properties.

The bankruptcy of Enduro or any of the third party operators could impede the operation of the wells and the development of the proved undeveloped reserves.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution will be highly dependent on the financial condition of the operators of the Underlying Properties. None of the operators of the Underlying Properties, including Enduro, has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to develop and operate the Underlying Properties depends on the future financial condition and economic performance and access to capital of the operators of those properties, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Enduro and the third party operators. Enduro is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, as a Trust unitholder, you do not have access to financial information about Enduro.

In the event of the bankruptcy of an operator of the Underlying Properties, the working interest owners in the affected properties will have to seek a new party to perform the development and the operations of the affected wells. The working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to Trust unitholders.

In the event of the bankruptcy of Enduro, if a court held that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.

It is well-established under Texas law that the conveyance of a net profits interest constitutes the conveyance of a presently vested, non-possessory interest in real property. Therefore, Enduro and the Trust believe that, in a bankruptcy of Enduro, the Net Profits Interest would be viewed as a separate property interest under Texas law and, as such, outside of Enduro’s bankruptcy estate. Likewise, Enduro and the Trust believe that the Net Profits Interest would be viewed as a separate property interest under the laws of Louisiana and outside of Enduro’s bankruptcy estate. Since enactment of the Louisiana Mineral Code in 1975, Louisiana courts have classified an overriding royalty interest as a real right and an incorporeal immovable (similar to a real property interest). Although there are no reported Louisiana court cases addressing whether a net profits interest, carved out of the interest of a mineral lessee under an oil and gas lease, should be similarly classified as a real right and an incorporeal immovable, a 1972 Colorado federal court applying Louisiana law did conclude that such a net profits interest was comparable to an overriding royalty interest and, thus, was properly so classified. Similarly, Enduro and the Trust believe that a New Mexico court would rule that the conveyance of a net profits interest constitutes a conveyance of a real property interest. While no New Mexico case has clearly defined the nature of a “net profits interest” independent of the creating instrument, New Mexico case law has held that an overriding royalty interest in a mineral lease is a real property interest under New Mexico law. The 10th Circuit Court of Appeals has held that a net profits interest is “similar to” an overriding royalty interest. Given that the Conveyance contains a provision stating that it is the express intent of the parties that the Conveyance constitutes a conveyance of a royalty interest in real property, in the event of a bankruptcy on the part of Enduro, under

New Mexico law, the Net Profits Interest would likely not be treated as part of Enduro’s bankruptcy estate. Further, it is relevant that Enduro and the Trust have structured the Net Profits Interest as an overriding royalty interest in gross production payable on the basis of net profits. Nevertheless, the outcome is not certain given that there are not any dispositive Louisiana or New Mexico Supreme Court cases directly concluding that a conveyance of a Net Profits Interest: (i) in the case of Louisiana, constitutes the conveyance of a real right and an incorporeal immovable (similar to a real property interest) or (ii) in the case of New Mexico, constitutes the conveyance of a real property interest. As such, in a bankruptcy of Enduro, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of Enduro, in which case the Trust would be an unsecured creditor of Enduro at risk of losing the entire value of the Net Profits Interest to senior creditors.

Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders.

The operations of the Underlying Properties are focused on the production and development of oil and natural gas within the states of Texas, Louisiana and New Mexico. As a result, the results of operations and cash flows of the Underlying Properties depend upon continuing operations in these areas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in these areas. Due to the lack of diversification in geographic location, adverse developments in exploration and production of oil and natural gas in any of these areas of operation could have a significantly greater impact on the results of operations and cash flows of the Underlying Properties than if the operations were more diversified.

The receipt of payments by Enduro based on the hedge contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders.

Payments from hedge contract counterparties to Enduro are intended to offset costs and thus have the effect of providing additional cash to the Trust during periods of lower crude oil and natural gas prices. In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to Enduro under the hedge contracts, the cash distributions to the Trust unitholders could be materially reduced. Enduro does not have any security interest from its hedge counterparties against which it could recover in the event of a default by any such counterparty.

TAX RISKS RELATED TO THE TRUST UNITS

The tax treatment of an investment in Trust Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

The recently enacted Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a “Medicare tax” equal generally to 3.8% of the lesser of such excess or the individual’s net investment income, which appears to include royalty income, if any, derived from the Trust Units as well as any net gain from the disposition of Trust Units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

If the Trust were not treated as a grantor trust for federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to Trust unitholders could be reduced as a result.

Neither Enduro nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither Enduro nor the Trust can assure you that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust unitholders should be aware of the possible state tax implications of owning Trust Units.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted and, if so, when any such changes would become effective.

You will be required to pay taxes on your share of the Trust’s income even if you do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust will generate taxable income that could be different in amount than the cash the Trust distributes, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. Unitholders may not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

A portion of any tax gain on the disposition of the Trust Units could be taxed as ordinary income.

If a unitholder sells Trust Units, he or she will recognize a gain or loss equal to the difference between the amount realized and his or her tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture.

The Trust will allocate its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust will generally allocate its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Description of the Underlying Properties

The Underlying Properties consist of producing and non-producing interests in oil and natural gas units, wells and lands in Texas, Louisiana and New Mexico. The Underlying Properties include a portion of the assets in East Texas and North Louisiana acquired by Enduro from Denbury Resources Inc. in December 2010, and all of the assets in the Permian Basin of New Mexico and West Texas acquired by Enduro from Samson Investment Company and ConocoPhillips Company in January 2011 and February 2011, respectively. The Underlying Properties are divided into two geographic regions: the Permian Basin region and East Texas/North Louisiana region.

As of December 31, 2011, the Underlying Properties had proved reserves of 26.3 MMBoe. As of December 31, 2011, approximately 80% of the volumes and 98% of the PV-10 value of the proved reserves associated with the Underlying Properties were attributed to proved developed reserves. As of December 31, 2011, substantially all of the proved reserves attributable to the Underlying Properties, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2011, Enduro held average working interests of approximately 15% and 22% and average net revenue interest of approximately 13% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2011. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is John W. Arms, Enduro’s Executive Vice President and Chief Operating Officer. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1991. Prior to co-founding Enduro, Mr. Arms was Senior Vice President of Acquisitions for Encore Acquisition Company. Mr. Arms has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Arms consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2011 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimate with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Robert D. Ravnaas. Mr. Ravnaas has been a petroleum consultant for Cawley Gillespie since 1983, and became Executive Vice President in 1999. He is a registered professional engineer in the State of Texas (license no. 61304) and a graduate of the University of Texas with an M.S. in Petroleum Engineering. In addition, Mr. Ravnaas received a B.Sc. with special honors in Chemical Engineering from the University of Colorado.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in Note 9 to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2011:

	Trust Net Profits Interest				Underlying Properties
	Oil	Natural Gas	Total	PV-10	Oil	Natural Gas	Total	PV-10
	(MBbls)	(MMcf)	(MBOE)	(in thousands)	(MBbls)	(MMcf)	(MBOE)	(in thousands)
Proved Developed Producing	5,676	23,474	9,588	$281,154	12,175	47,470	20,086	$351,440
Proved Developed Non-Producing	13	1,756	306	3,982	27	4,673	806	4,976

Proved Developed	5,689	25,230	9,894	285,136	12,202	52,143	20,892	356,416
Proved Undeveloped	—	8,474	1,412	5,406	—	32,261	5,377	6,759

Total Proved	5,689	33,704	11,306	$290,542	12,202	84,404	26,269	$363,175

The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves.

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from Inception through December 31, 2011 are as follows (in thousands):

Standardized measure, May 3, 2011 (Inception)	$—
Conveyance of Net Profits Interest by Enduro	290,665
Extensions, discoveries, and other additions	4,202
Accretion of discount	4,844
Revisions of previous estimates and other	—
Net profits income	(9,169)

Standardized measure, December 31, 2011	$290,542

Average oil and natural gas prices of $96.19 per barrel and $4.11 per Mcf were used to determine the estimated future net revenues from the Underlying Properties at December 31, 2011.

The estimates are for proved reserves only and do not include any probable or possible reserves nor have any values been attributed to interest in acreage beyond the location for which undeveloped reserves have been estimated.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total number of wells or acres in the Underlying Properties and “net” refers to gross wells or acres multiplied by the percentage working interest owned by Enduro and in turn attributable to the Underlying Properties. All of the acreage comprising the Underlying Properties is held by production. Although many wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The Underlying Properties are interests in properties located in the Permian Basin of West Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2011.

	Acres
	Gross	Net
Permian Basin	144,156	32,780
East Texas/North Louisiana	13,471	4,984

Total	157,627	37,764

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2011:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,775	369	102	13
East Texas/North Louisiana	—	—	401	87

Total	3,775	369	503	100

(1)	Enduro’s total wells include 17 operated wells and 4,261 non-operated wells. At December 31, 2011, 193 of Enduro’s wells had multiple completions.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties during the last three years.

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	16	4.2	55	10.9	38	1.3
Dry holes	—	—	—	—	—	—

	16	4.2	55	10.9	38	1.3

Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—

	—	—	—	—	—	—

Total:
Productive	16	4.2	55	10.9	38	1.3
Dry holes	—	—	—	—	—	—

	16	4.2	55	10.9	38	1.3

	Year Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	28	2.7	3	0.3	4	0.7
Dry holes	—	—	—	—	—	—

	28	2.7	3	0.3	4	0.7

Exploratory Wells:
Productive	—	—	8	0.7	4	0.6
Dry holes	—	—	—	—	3	0.5

	—	—	8	0.7	7	1.1

Total:
Productive	28	2.7	11	1	8	1.3
Dry holes	—	—	—	—	3	0.5

	28	2.7	11	1	11	1.8

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 46% of the future production from the Underlying Properties is expected to be oil and approximately 54% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 278,612 gross (30,350 net) acres in Texas and New Mexico. Approximately 63% of the oil produced in the Underlying Properties in the Permian Basin comes from waterflooding and CO2 flooding.

Four of the largest fields in the Permian Basin region of the Underlying Properties are the following (measured by PV-10 value):

•

The largest field in the Permian Basin region is the Apache operated North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit are 2.6 MMBoe as of December 31, 2011.

•

The second largest field in the Permian Basin region is the Apache operated North Monument Grayburg Unit discovered in 1929. Proved reserves attributable to the Underlying Properties in the North Monument Grayburg Unit are 2.3 MMBoe as of December 31, 2011.

•

The third largest field in the Permian Basin region is the North Cowden Unit discovered in 1930. The North Cowden Unit is undergoing both waterflood and CO2 recovery processes. This unit produces from the Grayburg formation at a depth of 4,500 feet. Proved reserves attributable to the Underlying Properties in the North Cowden field are 2.2 MMBoe as of December 31, 2011. The operator of the North Cowden field is Occidental.

•

The fourth largest field in the Permian Basin region is the Yates Field discovered in 1926. Kinder Morgan is the operator of the field and is producing oil through the implementation of both waterflood and CO2 processes. Proved reserves attributable to the Underlying Properties in the Yates Field are 569 MBoe as of December 31, 2011.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 15,440 gross (4,113 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove Field, operated by Petrohawk, the Kingston Field, operated by EXCO Resources, Inc., and the Stockman Field, operated by Enduro. In the Kingston Field, EXCO Resources is drilling wells on 80-acre well spacing. The proved reserves associated with the Underlying Properties in the East Texas/North Louisiana region do not include reserves attributable to 80-acre well spacing nor are there any reserves from the Bossier, Cotton Valley Lime or Smackover formations. However, the Underlying Properties include the economic rights to production from these formations on Enduro’s acreage position in the event that production is generated from them. Enduro will not be able to influence development activities in the non-operated fields, and no assurance can be given that such down spacing will continue or that the referenced additional formations will be produced.

Abandonment and Sale of Underlying Properties

The operators of the Underlying Properties or any transferee will have the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Net Profits Interest relating to the abandoned property will be extinguished.

Enduro generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. Enduro has not identified for sale any of the Underlying Properties.

Title to Properties

The properties comprising the Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect Enduro’s rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

Enduro’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;

•	overriding royalties, production payments and similar interests and other burdens created by Enduro’s predecessors in title;

•	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the Underlying Properties or their title;

•

liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•	pooling, unitization and communitization agreements, declarations and orders;

•	easements, restrictions, rights-of-way and other matters that commonly affect property;

•	conventional rights of reassignment that obligate Enduro to reassign all or part of a property to a third party if Enduro intends to release or abandon such property;

•	preferential rights to purchase or similar agreements and required third party consents to assignments or similar agreements;

•

obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and

•

rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including Enduro’s interests and the Net Profits Interest.

Enduro has informed the Trustee that Enduro believes that the burdens and obligations affecting the properties comprising the Underlying Properties are conventional in the industry for similar properties. Enduro has also informed the Trustee that Enduro believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Net Profits Interest or its value.

In order to give third parties notice of the Net Profits Interest, Enduro recorded the Conveyance of the Net Profits Interest in Texas, Louisiana and New Mexico in the real property records in each Texas, Louisiana or New Mexico county in which the Underlying Properties are located, or in such other public records of those states as required under applicable law to place third parties on notice of the Conveyance.

In a bankruptcy of Enduro, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of Enduro, in which case the Trust would be an unsecured creditor of Enduro at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—In the event of the bankruptcy of Enduro, if a court held that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.”

Enduro believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such properties or royalty interests. Under the terms of the conveyance creating the Net Profits Interest, Enduro has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.”

Item 3.	Legal Proceedings.

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject. The foregoing does not address any legal proceedings to which Enduro or any of the third party operators may be a party or subject or that may otherwise relate to or affect any of the Underlying Properties or the operations of any of the operators of the Underlying Properties.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units commenced trading on the New York Stock Exchange on November 3, 2011 under the symbol “NDRO.” Prior to November 3, 2011, there was no established public trading market for the Trust Units. The high and low sales prices per unit from November 3, 2011 through December 31, 2011 were as follows:

	Price Range		Distributions Paid
November 3, 2011 through December 31, 2011	High	Low
Fourth Quarter (November 3, 2011 through December 31, 2011)	$21.85	$18.01	$0.314703

At December 31, 2011, there were 33,000,000 Trust Units outstanding. On March 19, 2012, the closing sales price of the Trust Units as reported by the NYSE was $21.57 per unit, and there were two unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10th business day after the record date (or the next succeeding business day).

On November 18, 2011, the Trust announced the Trust’s first distribution to unitholders of record on November 30, 2011 of $10,385,199, or $0.314703 per unit, payable on December 14, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and only a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period. Subsequent distributions will only cover the Trust administrative expenses and net profits attributable to the Net Profits Interest for one month, and, as a result, are likely to differ substantially.

On December 19, 2011, the Trust declared a distribution of $0.148113 per Trust Unit to unitholders of record as of December 31, 2011. The distribution consisted of net profits allocable to the Trust of $5,037,724, less approximately $150,000 for estimated Trust expenses withheld for future trust expenses, and was paid on January 17, 2012.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

Effective November 8, 2011, Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to 80% of the net profits interest (the “Net Profits Interest”) in certain oil and natural gas properties in Texas, Louisiana and New Mexico. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas. The description of the Net Profits Interest and the Conveyance contained in Item 1—“Business” is incorporated herein by reference.

On November 8, 2011, the merger (the “Trust Merger”) of Enduro Texas with and into the Trust pursuant to that certain Agreement and Plan of Merger, dated November 3, 2011 (the “Trust Merger Agreement”), became effective. Under the terms of the Trust Merger Agreement, the Trust continued as the surviving entity, and the limited liability company interest in Enduro Texas held by Enduro prior to the effective time of the Trust Merger converted into the right to receive 33,000,000 Trust Units. Further, by virtue of the Trust Merger, the Trust retained all rights, title and interest to the Net Profits Interest (including the right to enforce the Conveyance against Enduro Operating, as grantor). On November 8, 2011, the Trust, Enduro Operating and Enduro Texas entered into a Supplement to Conveyance of Net Profits Interest (the “Conveyance Supplement”) to acknowledge that The Bank of New York Mellon Trust Company, N.A., as trustee of the Trust (the “Trustee”), is deemed the grantee under the Conveyance and a party thereto. The issuance of Trust Units to Enduro in connection with the Trust Merger was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

On November 2, 2011, the registration statement on Form S-1 (Registration No. 333-174225) filed by Enduro and the Trust in connection with the initial public offering of the Trust Units was declared effective by the Securities and Exchange Commission. On November 8, 2011, Enduro completed an initial public offering of Units of Beneficial Interest in Enduro Royalty Trust (the “IPO”) pursuant to the registration statement, selling 13,200,000 Trust Units at price of $22.00 per Trust Unit ($20.625 per Trust Unit, net of underwriting discounts and commissions), for gross proceeds of approximately $290.4 million. After the IPO, Enduro retained an ownership in 19,800,000 Trust Units, or 60% of the total Trust Units issued and outstanding. Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC, acted as representatives of the underwriters of the offering. Following the sale of the 13,200,000 Trust Units, the offering terminated.

The underwriting commissions (including a structuring fee payable to Barclays Capital Inc.) totaled approximately $19.6 million in connection with the offering, and offering expenses totaled approximately $4.8 million. The net offering proceeds to Enduro, after deducting commissions and offering costs, were approximately $266.0 million. Enduro has informed the Trust that there has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on November 4, 2011.

The Trust did not sell any Trust Units in the IPO and the IPO did not generate any proceeds for the Trust. Enduro received all of the net proceeds of the IPO. None of the expenses of the IPO were direct or indirect payments to persons owning 10% or more of the Trust Units or to affiliates of the issuer. The Trust has no directors, officers or general partners.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2011.

Item 6.	Selected Financial Data.

The Trust was formed on May 3, 2011. The conveyance of the Net Profits Interest, however, did not occur until November 8, 2011. As a result, the Trust did not recognize any income or make any distributions during the first ten months of 2011.

On November 18, 2011, the Trust announced the Trust’s first distribution to unitholders of record on November 30, 2011 of $10,385,199, or $0.314703 per unit, payable on December 14, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and only a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period. Subsequent distributions will only cover the Trust administrative expenses and net profits attributable to the Net Profits Interest for one month, and, as a result, are likely to differ substantially.

The following table sets forth selected data for the Trust for the period from May 3, 2011 (Inception) through December 31, 2011 and as of December 31, 2011.

May 3, 2011 (Inception) through December 31, 2011
Income from net profits income	$10,535,206
Distributable income	$10,385,199
Distributable income per unit	$0.314703

December 31, 2011
Trust corpus	$713,723,835
Trust Units outstanding	33,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act on May 3, 2011. The business and affairs of the Trust are managed by the Trustee. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties that are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 13,200,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011.

As of December 31, 2011, the Underlying Properties included interests in 4,278 gross (469 net) producing wells and included 157,627 gross (37,764 net) acres. In addition to the Conveyance of the Net Profits Interest, Enduro also assigned to the Trust the right to receive a payment equal to the amount the Trust would have received had the Net Profits Interest been in effect during the period from July 1, 2011 through the day prior to the closing of the initial public offering. As a result, Enduro announced its first payment to the Trust pursuant to the Net Profits Interest in November 2011, which payment covered the net profits attributable to the Net Profits Interest consisting of the period from July 1 to September 30. The net profits attributable to the Net Profits Interest will be impacted by the settlement of hedge contracts that Enduro has entered into for 2012 and 2013. See “Item 7A—Hedge Contracts” below.

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest, (2) the annual cash available for distribution to the Trust is less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the 10th business day after the record date. The Net Profits Interest will be entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. On November 18, 2011, the Trust announced the Trust’s first distribution to unitholders of record on November 30, 2011 of $10,385,199 or $0.314703 per unit, payable on December 14, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and only a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period. Subsequent distributions will only cover the Trust administrative expenses and net profits attributable to the Net Profits Interest for one month, and, as a result, are likely to be substantially less.

The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

•	oil and gas sales prices;

•	volumes of oil and natural gas produced and sold attributable to the Underlying Properties;

•	production and development costs;

•	price differentials;

•	potential reductions or suspensions of production; and

•	the amount and timing of Trust administrative expenses.

Results of Operations

The Trust was formed on May 3, 2011. In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011.

On November 18, 2011, the Trust announced a Trust distribution to unitholders of record on November 30, 2011 of $10,385,199 or $0.314703 per unit, payable on December 14, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the conveyance of Net Profits Interest to the Trust. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and only a portion of oil production related to August 2011, while expenses are included for the full three months in the calculation period. Subsequent distributions will only cover the net profits attributable to the Net Profits Interest for one month, and, as a result, are likely to be substantially less.

The following table displays oil and natural gas sales, volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the first distribution.

	Underlying Sales Volumes		Average Price
	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
Underlying Properties	220,481	1,413,458	$89.39	$4.63

Total capital expenditures included in the net profits calculation during 2011 were approximately $3.2 million.

For the period from Inception through December 31, 2011, the Trust’s distributable income was $10,385,199 and was based on income from Net Profits Interest of $10,535,206 less general and administrative expenses of $37,261 and cash withheld for future Trust expenses of $112,746.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the period from Inception through December 31, 2011 was determined as shown in the following table:

Gross profits:
Oil sales	$19,709,665
Natural gas sales	6,545,667

Total	26,255,332

Costs:
Direct operating expenses:
Lease operating expenses	7,471,202
Compression, gathering and transportation	849,042
Production, ad valorem and other taxes	2,275,000
Development expenses	3,223,358

Total	13,818,602

Settlement of hedge contracts	732,278

Net profits	$13,169,008
Percentage allocable to Net Profits Interest	80%

Income from Net Profits Interest	$10,535,206
Trust general and administrative expenses and cash withheld for future expenses	150,007

Distributable income	$10,385,199

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the any person, including the Trustee or the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has agreed to provide the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. During the quarter and period from Inception through December 31, 2011, there were no borrowings.

Cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date must be invested in:

•	Interest-bearing obligations of the United States government;

•	Money market funds that invest only in United States government securities;

•	Repurchase agreements secured by interest-bearing obligations of the United States government; or

•	Bank certificates of deposit.

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account.

As substantially all of the Underlying Properties are located in mature fields, Enduro does not expect future costs for the Underlying Properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally.

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net profits. However, if the hedge payments received by Enduro under the hedge contracts and other non-production revenue exceed operating expenses during a period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing prime rate, until the next period where the hedge payments and the other non-production revenue are less than such expenses. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts will reduce the amount of net profits paid to the Trust.

The Trust pays the Trustee an administrative fee of $200,000 per year. The Trust pays the Delaware Trustee a fee of $2,000 per year. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders. The Trust also is responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity hedge contracts disclosed in the section “Quantitative and Qualitative Disclosures About Market Risk.”

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2011 is provided in the following table:

	Payments Due by Year
	2012	2013	2014	2015	2016	After 2016		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200		(a)		(a)
Delaware Trustee fee	2	2	2	2	2		(a)		(a)

Total	$202	$202	$202	$202	$202		(a)		(a)

(a)

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. Because the term of the Net Profits Interest and the Trust are not limited, the aggregate amounts of future payments cannot be calculated.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements; therefore, no new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, liabilities, Trust corpus, earnings and distributions as follows:

(a) Income from Net Profits Interest is recorded when distributions are received by the Trust;

(b) Distributions to Trust unitholders are recorded when paid by the Trust;

(c) Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

(d) Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America (“GAAP”);

(e) Amortization of the investment in Net Profits Interest is calculated on a unit-of-production basis and is charged directly to Trust corpus. Such amortization does not affect cash earnings of the Trust; and

(f) Investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Reserves. The proved oil and gas reserves for the Underlying Properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The standardized measure of discounted future net cash flows is prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

Amortization of Net Profits Interest. The Trust amortizes the investment in Net Profits Interest using the units-of-production method. The rate of recording amortization is dependent upon estimates of total proved reserves, which incorporate various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense may increase, reducing Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic conditions.

Impairment of Investment in Net Profits Interest. Investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Hedge Contracts

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties. These hedge contracts include a combination of fixed price swaps, collars and floors. Enduro entered into hedge contracts for the years 2012 and 2013 to reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After December 31, 2013, none of the production attributable to the Underlying Properties will be hedged. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2011:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2012	9,000	$4.84	$5.04	5,000	$4.57	$4.79
2013	8,000	$4.90	$5.18	4,000	$5.00	$5.20

(1)

Enduro’s natural gas derivative contracts related to the Underlying Properties are comprised of contracts entered into at local basis points, such as Centerpoint and El Paso Permian, as well as NYMEX-based contracts. For presentation purposes and for comparability among the various contracts, the contract prices were converted to NYMEX equivalent prices using estimated basis differentials in the over-the-counter futures market.

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2011:

Period	Daily Put Volumes (Bbls)	Average Put Price ($/Bbl)	Daily Volumes (Bbls)	Average Sub-Floor Price ($/Bbl)	Average Floor Price ($/Bbl)	Average Cap Price ($/Bbl)	Daily Swap Volumes (Bbls)	Average Swap Price ($/Bbl)
2012	500	$92.00	500	$67.50	$90.00	$110.00	520	$104.10
2013	—	$—	500	$67.50	$90.00	$110.00	510	$102.97

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties will reduce the amount of net profits paid to the Trust.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

  Enduro Royalty Trust

We have audited the accompanying statement of assets, liabilities, and trust corpus of Enduro Royalty Trust (the Trust) as of December 31, 2011, and the related statements of distributable income and trust corpus for the period from May 3, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2011 and its distributable income for the period from May 3, 2011 (Inception) to December 31, 2011, on the basis of accounting described in Note 2.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 30, 2012

ENDURO ROYALTY TRUST

Statement of Assets, Liabilities and Trust Corpus

December 31, 2011
ASSETS
Cash and cash equivalents	$112,756
Net profits interest in oil and natural gas properties, net	713,611,079

Total assets	$713,723,835

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	713,723,835

Trust corpus	$713,723,835

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statement of Distributable Income

May 3, 2011 (Inception) through December 31, 2011
Income from net profits interest	$10,535,206
General and administrative expenses	37,261
Cash reserves withheld for future Trust expenses	112,746

Distributable income	$10,385,199

Distributable income per unit (33,000,000 units)	$0.314703

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statement of Changes in Trust Corpus

May 3, 2011 (Inception) through December 31, 2011
Trust corpus, Inception	$10
Investment in net profits interest	726,000,000
Cash reserves withheld for future Trust expenses	112,746
Distributable income	10,385,199
Distributions to unitholders	(10,385,199)
Amortization of net profits interest	(12,388,921)

Trust corpus, end of year	$713,723,835

The accompanying notes to financial statements are an integral part of these financial statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE TRUST

Formation of the Trust and Provisions

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed on May 3, 2011 (“Inception”) pursuant to a trust agreement (the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in Texas, Louisiana and New Mexico.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash available for distribution to the Trust is less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At December 31, 2011, the Trust had withheld $112,746 as cash reserves for future Trust expenses. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. During the period from Inception through December 31, 2011, there were no borrowings by the Trust.

Each month, the Trustee pays Trust obligations and expenses and distributes to Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date must be invested in:

•	Interest-bearing obligations of the United States government;

•	Money market funds that invest only in United States government securities;

•	Repurchase agreements secured by interest-bearing obligations of the United States government; or

•	Bank certificates of deposit.

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At December 31, 2011, the Trust did not have any cash on hand related to future distributions.

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering and as of December 31, 2011, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

The financial statements of the Trust are prepared on the following basis:

(a) Income from Net Profits Interest is recorded when distributions are received by the Trust;

(b) Distributions to Trust unitholders are recorded when paid by the Trust;

(c) Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

(d) Cash reserves for Trust expenses may be established by the Trustee for certain future expenditures; and

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to Trust corpus. Such amortization does not affect cash earnings of the Trust.

The financial statements of the Trust differ from financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Use of Estimates

The preparation of financial statements requires the Trust to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. As of December 31, 2011, the Trust’s Net Profits Interest asset was not impaired.

Concentration of Credit Risk

Oil and natural gas production from the Underlying Properties is principally sold to end users, marketers and other purchasers that have access to nearby pipeline facilities. ConocoPhillips and Occidental Petroleum Corporation accounted for approximately 35% and 18%, respectively, of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” from Inception through December 31, 2011. As there is significant competition among purchasers of oil and natural gas in the areas of the Underlying Properties, the loss of one or both of these purchasers does not present a significant risk. If one or both of the largest purchasers were lost, several entities could purchase the oil and natural gas produced from the Underlying Properties with little or no interruption to the business.

Enduro entered into certain hedge contacts related to the Underlying Properties through December 31, 2013, for which settlements are included in the Net Profits Interest calculation. The hedge contracts are with two counterparties, Merrill Lynch Commodities, Inc. and BNP Paribas.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements; therefore, no new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

3.	NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties was calculated on a unit-of-production basis for the period from the effective date of the conveyance of July 1, 2011 through December 31, 2011 based on the Underlying Properties’ production and reserves. Accumulated amortization as of December 31, 2011 was $12,388,921.

4.	COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties. These hedge contracts include a combination of fixed price swaps, collars and floors. Enduro entered into hedge contracts for 2012 and 2013 to reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After December 31, 2013, none of the production attributable to the Underlying Properties will be hedged.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2011:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2012	9,000	$4.84	$5.04	5,000	$4.57	$4.79
2013	8,000	$4.90	$5.18	4,000	$5.00	$5.20

(1)

Enduro’s natural gas derivative contracts related to the Underlying Properties are comprised of contracts entered into at local basis points, such as Centerpoint and El Paso Permian, as well as NYMEX-based contracts. For presentation purposes and for comparability among the various contracts, the contract prices were converted to NYMEX equivalent prices using estimated basis differentials in the over-the-counter futures market.

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2011:

Period	Daily Put Volumes (Bbls)	Average Put Price ($/Bbl)	Daily Volumes (Bbls)	Average Sub-Floor Price ($/Bbl)	Average Floor Price ($/Bbl)	Average Cap Price ($/Bbl)	Daily Swap Volumes (Bbls)	Average Swap Price ($/Bbl)
2012	500	$92.00	500	$67.50	$90.00	$110.00	520	$104.10
2013	—	$—	500	$67.50	$90.00	$110.00	510	$102.97

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties reduce the amount of net profits paid to the Trust.

5.	INCOME TAXES

Federal Income Taxes

For federal income tax purposes, the Trust is a grantor trust and therefore is not subject to tax at the trust level. Trust unitholders are treated as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on his pro rata share of the income and gain attributable to the assets of the Trust and entitled to claim his pro rata share of the deductions and expenses attributable to the assets of the Trust. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes “economic interests” in oil and gas properties for federal income tax purposes. Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the Trust Units. Rather, a unitholder is entitled to percentage depletion as long as the applicable Underlying Properties generate gross income.

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. (“Trustee”), 919 Congress Avenue, Austin, Texas 78701, telephone number (512)-236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the trustee at www.enduroroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

State Taxes

The Trust’s revenues are from sources in the states of Louisiana, New Mexico and Texas. Because it distributes all of its net income to unitholders, the Trust should not be taxed at the trust level in Louisiana or New Mexico. While the Trust should not owe tax, the Trustee is required to file a return with Louisiana reflecting the income and deductions of the Trust attributable to properties located in that state. Texas does not impose a state income tax, so the Trust’s income will not be subject to income tax at the trust level in Texas. Louisiana and New Mexico presently have income taxes which tax income of nonresidents from real property located within that state. Louisiana and New Mexico tax nonresidents on royalty income from the royalties located in that state. Louisiana and New Mexico also impose a corporate income tax which may apply to unitholders organized as corporations.

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other income from other non-operating mineral interests, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” While the Trust is intended to be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax would generally be required to include its portion of Trust net income in its own Texas franchise tax computation.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of Trust Units.

6.	DISTRIBUTIONS TO UNITHOLDERS

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the 10th business day after the record date.

On December 14, 2011, the Trust paid the Trust’s first distribution to unitholders of record on November 30, 2011 of $10,385,199 or $0.314703 per unit. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the conveyance of Net Profits interest to the Trust. Subsequent distributions will only cover the Trust administrative expenses and net profits attributable to the Net Profits Interest for one month, and, as a result, are likely to differ substantially.

7.	RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the period from Inception through December 31, 2011, the Trust did not pay any amounts to the Trustee or the Delaware Trustee.

Agreement with Enduro Resource Partners LLC. The Trust entered into a registration rights agreement with Enduro in November 2011 in connection with Enduro’s conveyance to the Trust of the Net Profits Interest. Under the registration rights agreement, the Trust agrees, for the benefit of Enduro and any transferee of Enduro’s Trust Units, to register the Trust Units they hold.

8.	SUBSEQUENT EVENTS

On January 17, 2012, the distribution of $0.148113 per Trust Unit, which was declared on December 19, 2011, was paid to Trust unitholders owning Trust Units as of December 31, 2011. The distribution consisted of net profits allocable to the Trust of $5,037,724, less cash reserves withheld for future Trust expenses of approximately $150,000.

Subsequent to December 31, 2011, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529

9.	SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust and the related valuations were based 100% on reports prepared by the Trust’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc. Estimates were prepared in accordance with guidelines prescribed by the U.S. Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

Estimates of reserves as of December 31, 2011 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on the first day of each month within the applicable fiscal 12-month period. Using this method, NYMEX oil prices of $96.19 per barrel and NYMEX natural gas prices of $4.11 per MMBtu were used in the reserve estimates as of December 31, 2011.

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing, and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, material revisions to existing reserve estimates may occur from time to time.

As of December 31, 2011, all of the Underlying Properties’ oil and gas reserves are attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and gas reserves attributable to the Trust for the period from Inception through December 31, 2011:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance at Inception—May 3, 2011	—	—	—
Conveyance of Net Profits Interest by Enduro	5,769	31,143	10,959
Extensions and discoveries	2	2,934	491
Revisions of previous estimates	—	—	—
Production	(82)	(373)	(144)

Balance—December 31, 2011	5,689	33,704	11,306

Proved developed reserves:
December 31, 2011	5,689	25,230	9,894

Proved undeveloped reserves:
December 31, 2011	—	8,474	1,412

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future cash inflows were computed by applying prices at year end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. Since the Trust is not subject to federal income taxes, future income taxes have been excluded.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust is as follows as of December 31, 2011 (in thousands):

Future cash inflows	$660,423
Future production taxes	(52,618)

Future net cash flows	$607,805
10% annual discount for estimated timing of cash flows	(317,263)

Standardized measure of discounted future net cash flows	$290,542

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the period from Inception through December 31, 2011 are as follows (in thousands):

Standardized measure, May 3, 2011 (Inception)	$—
Conveyance of Net Profits Interest by Enduro	290,665
Extensions, discoveries, and other additions	4,202
Accretion of discount	4,844
Revisions of previous estimates and other	—
Net profits income	(9,169)

Standardized measure, December 31, 2011	$290,542

10.	QUARTERLY SCHEDULE OF DISTRIBUTABLE INCOME (UNAUDITED)

	Three Months Ended December 31, 2011	May 3, 2011 (Inception) through December 31, 2011

Income from Net Profits Interest	$10,535,206	$10,535,206
Distributable income	$10,385,199	$10,385,199
Distributions per unit	$0.314703	$0.314703

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust are effective as of the end of the period covered by this report.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement and (ii) the Conveyance of the Net Profits Interest, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Enduro, including information relating to results of operations, the costs and revenues attributable to the Trust’s interest under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Net Profits Interest, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control over Financial Reporting. Except for the establishment of the Trust’s internal control over financial reporting, during the quarter ended December 31, 2011, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

This Form 10-K does not include a report of the Trust’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Trust has no directors or executive officers. The Trustee is a corporate Trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding Trust Units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any person having failed to file on a timely basis the reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Audit Committee and Nominating Committee.

Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and has not adopted a code of ethics applicable to such persons.

Item 11.	Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. The net profits interest was conveyed to the Trust on November 8, 2011. During the year ended December 31, 2011, the Trustee did not receive any administrative fees from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Enduro Resource Partners LLC	19,800,000	(1)	60.0%
Barclays Capital Inc.	2,002,805	(2)	6.1%

(1)	Reference is hereby made to the Schedule 13D filed by the reporting person on November 18, 2011 for additional information regarding the beneficial ownership of the reporting person.
(2)	Reference is hereby made to the Schedule 13G filed by the reporting person on February 14, 2012 for additional information regarding the beneficial ownership of the reporting person.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant. See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.

Registration Rights Agreement. The Trust entered into a Registration Rights Agreement with Enduro dated as of November 8, 2011 in connection with the initial public offering of Trust Units and Enduro’s conveyance to the Trust of the Net Profits Interest whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, a copy of which is filed as an exhibit to this report.

IPO. The description of the initial public offering of Trust Units included in “Item 1—Business” of this report is hereby incorporated by reference.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the period from Inception through December 31, 2011, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2012.

The following table presents the aggregate fees billed to the Trust for the period from Inception through December 31, 2011 by Ernst & Young, LLP:

2011
Audit fees(1)	$125,000
Audit-related fees	—
Tax fees	—
All other fees	—

Total fees	$125,000

(1)	Fees for audit services consisted of the audit of the Trust’s financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)   Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” of this Form 10-K on the pages indicated:

(a)(2)   Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3)   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURO ROYALTY TRUST

By	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

March 30, 2012

The Registrant, Enduro Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust Agreement under which it serves.

CAWLEY, GILLESPIE & ASSOCIATES, INC.

PETROLEUM CONSULTANTS

9601 AMBERGLEN BLVD., SUITE 117	306 WEST SEVENTH STREET, SUITE 302	1000 LOUISIANA STREET, SUITE 625
AUSTIN, TEXAS 78729-1106	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
512-249-7000	817-336-2461	713-651-9944
www.cgaus.com

February 23, 2012

Mr. Mike Ulrich

Enduro Royalty Trust

The Bank of New York Mellon Trust Company, N.A., Trustee

919 Congress Avenue, Suite 500

Austin, TX 78701

Re: Evaluation—Total Proved Reserves	Pursuant to the Guidelines of the
Enduro Royalty Trust Net Profit Interests	Securities and Exchange Commission for
Derived From Enduro Resource Partners LLC	Reporting Corporate Reserves and
Underlying Properties Total Controlled Interests	Future Net Revenue
Texas, Louisiana and New Mexico Properties
Using Yearend SEC Prices as of December 31, 2011

Dear Mr. Ulrich:

As requested, this report was prepared on February 23, 2012 for Enduro Royalty Trust (“Trust”) for the purpose of submitting our estimates of total proved reserves and forecasts of economics attributable to the Trust net profits interests. We evaluated 100% of the Trust reserves, which are made up of oil and gas properties in Texas, Louisiana and New Mexico controlled by Enduro Resource Partners (“Company”). This evaluation utilized an effective date of December 31, 2011, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission (SEC). Composite summaries of the proved reserves for both the total controlled interests and the net profits interests are presented below.

Total Controlled Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	–Mbbl	12,174.6	27.3	0.0	12,201.8
Gas	–MMcf	47,469.6	4,673.2	32,261.5	84,404.3
Revenue
Oil	–M$	1,096,578.0	2,505.9	0.0	1,099,084.0
Gas	–M$	219,410.1	18,273.9	126,250.5	363,934.5
Net Taxes	–M$	106,558.2	943.8	5,151.8	112,653.8
Operating Expenses	–M$	498,045.3	4,683.2	24,350.3	527,078.8
Investments	–M$	0.0	5,600.4	57,930.8	63,531.2
Net Operating Income (BFIT)	–M$	711,384.9	9,552.3	38,817.6	759,754.9
Discounted at 10%	–M$	351,439.8	4,975.9	6,759.5	363,175.3

Net Profits Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	–Mbbl	5,676.0	13.0	0.0	5,689.0
Gas	–MMcf	23,474.0	1,756.0	8,474.0	33,704.0
Revenue
Oil	–M$	510,957.0	1,223.0	0.0	512,180.0
Gas	–M$	108,173.0	6,874.0	33,197.0	148,243.0
Net Taxes	–M$	50,021.0	454.0	2,142.0	52,617.0
Operating Expenses	–M$	0.0	0.0	0.0	0.0
Investments	–M$	0.0	0.0	0.0	0.0
Net Operating Income (BFIT)	–M$	569,107.0	7,642.0	31,055.0	607,805.0
Discounted at 10%	–M$	281,154.0	3,982.0	5,407.0	290,542.0

Future revenue is prior to deducting state production taxes and ad valorem taxes. Future net cash flow is after deducting these taxes, future capital costs and operating expenses, but before consideration of federal income taxes. In accordance with SEC guidelines, the future net cash flow has been discounted at an annual rate of ten percent to determine its “present worth”. The present worth is shown to indicate the effect of time on the value of money and should not be construed as being the fair market value of the properties.

The oil reserves include oil and condensate. Oil volumes are expressed in barrels (42 U.S. gallons). Gas volumes are expressed in thousands of standard cubic feet (Mcf) at contract temperature and pressure base.

Our estimates are for proved reserves only and do not include any probable or possible reserves nor have any values been attributed to interest in acreage beyond the location for which undeveloped reserves have been estimated.

Net Profit Calculation

The net profits interests entitle the Trust to receive 80% of the net proceeds attributable to the Company interest from the sale of production from the underlying properties.

Hydrocarbon Pricing

The base SEC oil and gas prices calculated for December 31, 2011 were $96.19/bbl and $4.11/MMBTU, respectively. As specified by the SEC, a company must use a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. The base oil price is based upon WTI-Cushing spot prices (EIA) during 2011 and the base gas price is based upon Henry Hub spot prices (EIA) during 2011.

The base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $90.08 per barrel for oil and $4.31 per MCF for gas. All economic factors were held constant in accordance with SEC guidelines.

Economic Parameters

Ownership was accepted as furnished and has not been independently confirmed. Oil and gas price differentials, lease operating expenses (LOE), workover expenses, overhead expenses and investments were calculated and prepared by Company and were thoroughly reviewed by us for accuracy and completeness. LOE (column 22) was determined at the well level using averages determined from historical lease operating statements. All economic parameters, including expenses and investments, were held constant (not escalated) throughout the life of these properties.

Severance tax rates were applied at normal state percentages of oil and gas revenue. Ad valorem taxes were applied to each property as provided by your office.

Possible Effects of Federal and State Legislation

Federal, state and local laws and regulations, which are currently in effect and that govern the development and production of oil and natural gas, have been considered in the evaluation of proved reserves for this report. However, the impact of possible changes to legislation or regulations to future operating expenses and investment costs have not been included in the evaluation. These possible changes could have an effect on the reserves and economics. However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

SEC Conformance and Regulations

The reserve classifications and the economic considerations used herein for the SEC pricing scenario conform to the criteria of the SEC as defined in pages 3 and 4 of the Appendix. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties currently in effect except as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions which could affect the reserves and economics have not been considered. However, we do not anticipate nor are we aware of any legislative changes or restrictive regulatory actions that may impact the recovery of reserves.

This evaluation includes 33 proved undeveloped locations based in various fields in Louisiana. Each of these drilling locations proposed as part of the Company’s development plan conforms to the proved undeveloped standards as set forth by the SEC. In our opinion, the Company has indicated they have every intent to complete this development plan within the next five years. Furthermore, the Company has demonstrated that they have the proper company staffing, financial backing and prior development success to ensure this five year development plan will be fully executed.

Reserve Estimation Methods

The methods employed in estimating reserves are described in page 2 of the Appendix. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy.

Non-producing reserve estimates, for both developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for the Company properties, due to the mature nature of their properties targeted for development and an abundance of subsurface control data. The assumptions, data, methods and procedures used herein are appropriate for the purpose served by this report.

General Discussion

The estimates and forecasts were based upon interpretations of data furnished by your office and available from our files. To some extent information from public records has been used to check and/or supplement these data. The basic engineering and geological data were subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data. All estimates represent our best judgment based on the data available at the time of preparation. Due to inherent uncertainties in future production rates, commodity prices and geologic conditions, it should be realized that the reserve estimates, the reserves actually recovered, the revenue derived therefrom and the actual cost incurred could be more or less than the estimated amounts.

An on-site field inspection of the properties has not been performed. The mechanical operation or condition of the wells and their related facilities have not been examined nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The cost of plugging and the salvage value of equipment at abandonment have not been included as part of the workover expenses described previously.

Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. This evaluation was supervised by Robert D. Ravnaas, President at Cawley, Gillespie & Associates, Inc. and a State of Texas Licensed Professional Engineer (License #61304). We do not own an interest in the properties or Enduro Resource Partners LLC or Enduro Royalty Trust and are not employed on a contingent basis. We have used all methods and procedures that we consider necessary under the circumstances to prepare this report. Our work-papers and related data utilized in the preparation of these estimates are available in our office. We consent to the filing of this report as an exhibit to the Annual Report on Form 10-K of Enduro Royalty Trust for the year end December 31, 2011.

Yours very truly,

Robert D. Ravnaas, P.E.

President

CAWLEY, GILLESPIE & ASSOCIATES, INC.

Texas Registered Engineering Firm (F-693)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.