Form 10-Q
period 2012-03-31
Enduro Royalty Trust
filed 2012-05-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35333

ENDURO ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6259461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue, Suite 500 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

1-800-852-1422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

The following are definitions of significant terms used in this report.

Bbl—One stock tank barrel of 42 U.S. gallons liquid volume, used herein in reference to crude oil and other liquid hydrocarbons.

Boe—One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals approximately six Mcf of natural gas.

Btu—British Thermal Unit.

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$18,249	$112,756
Net profits interest in oil and natural gas properties, net	694,957,190	713,611,079

Total assets	$694,975,439	$713,723,835

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$694,975,439	$713,723,835

Total liabilities and Trust corpus	$694,975,439	$713,723,835

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statement of Distributable Income

(unaudited)

Three Months Ended March 31,
2012
Income from net profits interest	$14,469,220
Interest income	96
General and administrative expenses	(344,618)
Cash reserves used for Trust expenses	94,507

Distributable income	$14,219,205

Distributable income per unit (33,000,000 units)	$0.430885

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statement of Changes in Trust Corpus

(unaudited)

Three Months Ended March 31,
2012
Trust corpus, beginning of period	$713,723,835
Cash reserves used for Trust expenses	(94,507)
Distributable income	14,219,205
Distributions to unitholders	(14,219,205)
Amortization of net profits interest	(18,653,889)

Trust corpus, end of period	$694,975,439

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     ORGANIZATION OF THE TRUST

Formation of the Trust

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed on May 3, 2011 pursuant to a trust agreement (the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. During the three months ended March 31, 2012, the Trust used $94,507 previously withheld from the net profits income to pay Trust expenses. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust had not borrowed any funds.

Each month, the Trustee pays Trust obligations and expenses and distributes to Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date must be invested in:

•	Interest-bearing obligations of the United States government;

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

•	Money market funds that invest only in United States government securities;

•	Repurchase agreements secured by interest-bearing obligations of the United States government; or

•	Bank certificates of deposit.

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At March 31, 2012 and December 31, 2011, the Trust did not have any cash on hand related to future distributions.

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

2.     BASIS OF PRESENTATION

The accompanying Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

(c) Trust general and administrative expenses (which includes the Trustee’s fees as well as accounting, engineering, legal, and other professional fees) are recorded when paid;

(d) Cash reserves for Trust expenses may be established by the Trustee for certain future expenditures that would not be recorded as contingent liabilities under accounting principles generally accepted in the United States of America (“GAAP”);

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to Trust corpus; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; expenses are recorded when paid instead of when incurred; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

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

3.     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of March 31, 2012 and December 31, 2011 was $31,042,810 and $12,388,921, respectively.

4.     COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties as of December 31, 2011. These hedge contracts include a combination of fixed price swaps, collars and floors. Enduro entered into hedge contracts for 2012 and 2013 to reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. However, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After December 31, 2013, none of the production attributable to the Underlying Properties will be hedged.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of March 31, 2012:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2012	9,000	$4.84	$4.95	5,000	$4.57	$4.72
2013	8,000	$4.90	$5.07	4,000	$5.00	$5.13

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

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of March 31, 2012:

Period	Daily Put Volumes	Average Put Price	Daily Volumes	Average Sub- Floor Price	Average Floor Price	Average Cap Price	Daily Swap Volumes	Average Swap Price
	(Bbls)	($/Bbl)	(Bbls)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbls)	($/Bbl)
2012	500	$92.00	500	$67.50	$90.00	$110.00	520	$104.10
2013	—	$—	500	$67.50	$90.00	$110.00	510	$102.97

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512)-236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the trustee at www.enduroroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

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

The following table illustrates information regarding the Trust’s distributions paid during the three months ended March 31, 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 19, 2011	December 31, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435

7.     RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months ended March 31, 2012, the Trust paid $60,000 to the Trustee and $3,500 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

8.     SUBSEQUENT EVENTS

On April 13, 2012, the distribution of $0.155529 per Trust Unit, which was declared on March 20, 2012, was paid to Trust unitholders owning Trust Units as of March 30, 2012. The distribution consisted of net profits allocable to the Trust of $5,282,457, less cash reserves withheld for future Trust expenses of approximately $150,000.

On April 20, 2012, the Trust declared a distribution of $0.148038 per unit to unitholders of record as of April 30, 2012. The distribution was paid to unitholders on May 14, 2012.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2011 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-Q. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, unless the securities laws require us to do so.

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of Enduro and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Enduro or the Trust or persons acting on behalf of Enduro or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act on May 3, 2011. The business and affairs of the Trust are managed by the Trustee. The Trust’s purpose is to hold the Net Profits Interest described below, to distribute to the Trust unitholders cash that the Trust receives in respect to the Net Profits Interest after payment of or provision for Trust administrative expenses, and to perform certain administrative functions in respect of the Net Profits Interest and the Trust Units. The Trust does not conduct any operations or activities. The Trust derives substantially all of its income and cash flow from the Net Profits Interest.

The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties that are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust. Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. Since the completion of the initial public offering, Enduro has owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the conveyance, which commenced on July 1, 2011. The net profits attributable to the Net Profits Interest will be impacted by the settlement of hedge contracts that Enduro has entered into for 2012 and 2013. See “Part I-Item 3—Hedge Contracts” below.

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

The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

•	oil and natural gas sales prices;

•	volumes of oil and natural gas produced and sold attributable to the Underlying Properties;

•	production and development costs;

•	price differentials;

•	potential reductions or suspensions of production; and

•	the amount and timing of Trust administrative expenses.

Results of Operations for the Quarter Ended March 31, 2012

For the quarter ended March 31, 2012, net profits income received by the Trust amounted to $14,469,220. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the quarter ended March 31, 2011. The net profits income received by the Trust during the quarter ended March 31, 2012 was primarily associated with oil production for September, October, and November 2011 and natural gas production for the months of August, September, and October 2011.

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the first quarter of 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93

Total – First Quarter 2012	265,992	2,524,131	$86.47	$4.23

The average received price of oil was $86.47 per Bbl in the first quarter of 2012 compared to an average NYMEX oil price of approximately $89.63 for the relevant production months, while the average received price of natural gas was $4.23 in the first quarter of 2012 compared to an average NYMEX natural gas price of approximately $4.00 for the relevant production months.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the three months ended March 31, 2012 was determined as shown in the following table:

Gross profits:
Oil sales	$22,999,135
Natural gas sales	10,674,896

Total	33,674,031

Costs:
Direct operating expenses:
Lease operating expenses	8,450,000
Compression, gathering and transportation	1,160,000
Production, ad valorem and other taxes	2,345,000
Development expenses	5,594,020

Total	17,549,020

Settlement of hedge contracts	1,961,514

Net profits	$18,086,525
Percentage allocable to Net Profits Interest	80%

Income from Net Profits Interest	$14,469,220
Trust general and administrative expenses and cash withheld for expenses	250,015

Distributable income	$14,219,205

Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $18.1 million for the three months ended March 31, 2012. This amount includes settlements of approximately $2.0 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust of approximately $14.5 million for the first quarter of 2012.

Total capital expenditures included in the net profits calculation during the quarter ended March 31, 2012 were approximately $5.6 million.

Total lease operating expenses included in the net profits calculation during the first quarter of 2012 were approximately $8.5 million as workover projects continue on the Underlying Properties.

The Trustee paid general and administrative expenses of $344,618 during the first quarter of 2012. Expenses paid during the first quarter primarily consisted of fees for the preparation of 2011 tax information for unitholders, preparation of the Trust’s reserve report for 2011, and the initial listing fees for the Trust on the New York Stock Exchange.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are cash flow generated from the Net Profits Interest and borrowing capacity under the letter of credit and loan commitment described below. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the any person, including the Trustee or the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. During the quarter ended March 31, 2012 there were no borrowings.

Any amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net profits. However, if the hedge payments received by Enduro under the hedge contracts and other non-production revenue exceed operating expenses during a period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing prime rate, until the next period where the hedge payments and the other non-production revenue are less than such expenses. Any amounts paid by Enduro on settlement of the hedge contracts will reduce the amount of net profits paid to the Trust.

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

Distributions Declared After Quarter End

On April 20, 2012, the Trust declared a distribution of $0.148038 per unit to unitholders of record as of April 30, 2012. The distribution was paid to unitholders on May 14, 2012.

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

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2011 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Sensitivity

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties as of December 31, 2011. The commodity derivative contracts are discussed further in Note 4 of the Notes to Financial Statements included in “Item 1. Financial Statements.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2012, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

This Form 10-Q does not include a report of the Trust’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors occurred during the three months ended March 31, 2012.

Item 6.	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of the Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURO ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: May 15, 2012

The Registrant, Enduro Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust agreement under which it serves.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.