Form 10-Q
period 2012-06-30
Enduro Royalty Trust
filed 2012-08-10
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2012, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

Glossary of Certain Oil and Natural Gas Terms	1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Assets, Liabilities and Trust Corpus as of June 30, 2012 and December 31, 2011	3
Statements of Distributable Income for the three and six months ended June 30, 2012 and for the period from May 3, 2011 (Inception) through June 30, 2011	4
Statements of Changes in Trust Corpus for the three and six months ended June 30, 2012 and for the period from May 3, 2011 (Inception) through June 30, 2011	5
Notes to Financial Statements	6
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	16
Item 6. Exhibits	16
Signature	17
Exhibit Index

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$33,800	$112,756
Net profits interest in oil and natural gas properties, net	677,019,269	713,611,079

Total assets	$677,053,069	$713,723,835

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$677,053,069	$713,723,835

Total liabilities and Trust corpus	$677,053,069	$713,723,835

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	May 3, 2011 (Inception) through June 30, 2011
Income from net profits interest	$15,232,110	$29,701,330	$—
Interest income	87	183	—
General and administrative expenses	(359,518)	(704,136)	—
Cash reserves used (withheld) for Trust expenses	(15,551)	78,956	—

Distributable income	$14,857,128	$29,076,333	$—

Distributable income per unit (33,000,000 units)	$0.450216	$0.881101

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	May 3, 2011 (Inception) through June 30, 2011
Trust corpus, beginning of period	$694,975,439	$713,723,835	$10
Cash reserves withheld (used) for Trust expenses	15,551	(78,956)	—
Distributable income	14,857,128	29,076,333	—
Distributions to unitholders	(14,857,128)	(29,076,333)	—
Amortization of net profits interest	(17,937,921)	(36,591,810)	—

Trust corpus, end of period	$677,053,069	$677,053,069	$10

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. During the three months ended June 30, 2012, the Trust increased its cash reserve for future Trust expenses by $15,551. During the six months ended June 30, 2012, the Trust used $78,956 previously withheld from the net profits income to pay Trust expenses. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At June 30, 2012 and December 31, 2011, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — Continued

(unaudited)

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

2. BASIS OF PRESENTATION

The accompanying Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and for the period from Inception through June 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the interim period presented and include all the disclosures necessary to make the information presented not misleading.

The preparation of financial statements requires the Trustee to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

Under the terms of the conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received as well as cash settlements for applicable hedge contracts received by Enduro during the relevant month. Monthly operating expenses and capital expenditures represent incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — Continued

(unaudited)

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

3. NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of June 30, 2012 and December 31, 2011 was $48,980,731 and $12,388,921, respectively.

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

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of June 30, 2012:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2012	9,000	$4.84	$4.93	5,000	$4.57	$4.68
2013	8,000	$4.90	$5.03	4,000	$5.00	$5.10

(1)

Enduro’s natural gas derivative contracts related to the Underlying Properties are comprised of contracts entered into at local basis points, such as Centerpoint and El Paso Permian, as well as NYMEX-based contracts. For presentation purposes and for comparability among the various contracts, the contract prices were converted to NYMEX equivalent prices using estimated basis differentials in the over-the-counter futures market as of period end.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — Continued

(unaudited)

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of June 30, 2012:

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

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences of acquiring, owning and selling Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — Continued

(unaudited)

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

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20 , 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649

7. RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2012, the Trust paid $50,000 and $110,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

8. SUBSEQUENT EVENTS

On July 16, 2012, the distribution of $0.145842 per Trust Unit, which was declared on June 19, 2012, was paid to Trust unitholders owning Trust Units as of June 29, 2012. The distribution consisted of net profits allocable to the Trust of $4,862,769, less cash reserves withheld for future Trust expenses of approximately $50,000.

On July 20, 2012, the Trust declared a distribution of $0.150535 per unit to unitholders of record as of July 31, 2012. The distribution is expected to be paid to unitholders on August 14, 2012.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2011 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust. Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. Since the completion of the initial public offering, Enduro has owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the conveyance, which commenced on July 1, 2011. The net profits attributable to the Net Profits Interest will be impacted by the settlement of hedge contracts that Enduro has entered into for 2012 and 2013. See Note 4 of the Notes to Financial Statements for further information regarding the hedge contracts.

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

Generally, cash payment is received by Enduro for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

Results of Operations for the Three and Six Months Ended June 30, 2012

Three Months Ended June 30, 2012. For the quarter ended June 30, 2012, net profits income received by the Trust amounted to $15,232,110. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the quarter ended June 30, 2011.

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the second quarter of 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31

Total – Second Quarter 2012	249,963	2,462,172	$96.88	$3.52

The average received price of oil was $96.88 per Bbl in the second quarter of 2012 compared to an average NYMEX oil price of approximately $100.29 for the relevant production months, while the average received price of natural gas was $3.52 in the second quarter of 2012 compared to an average NYMEX natural gas price of approximately $3.32 for the relevant production months.

Six Months Ended June 30, 2012. For the six months ended June 30, 2012, net profits income received by the Trust amounted to $29,701,330. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the six months ended June 30, 2011.

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the first six months of 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31

Total – Six Months Ended June 30, 2012	515,955	4,986,303	$91.51	$3.88

The average received price of oil was $91.51 per Bbl in the first six months of 2012 compared to an average NYMEX oil price of approximately $94.96 for the relevant production months, while the average received price of natural gas was $3.88 in the first six months of 2012 compared to an average NYMEX natural gas price of approximately $3.66 for the relevant production months.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the three and six months ended June 30, 2012 was determined as shown in the following table:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Gross profits:
Oil sales	$24,217,356	$47,216,491
Natural gas sales	8,675,977	19,350,873

Total	32,893,333	66,567,364

Costs:
Direct operating expenses:
Lease operating expenses	8,013,716	16,463,716
Compression, gathering and transportation	1,068,270	2,228,270
Production, ad valorem and other taxes	2,864,989	5,209,989
Development expenses	4,697,640	10,291,660

Total	16,644,615	34,193,635

Settlement of hedge contracts	2,791,420	4,752,934

Net profits	$19,040,138	$37,126,663
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$15,232,110	$29,701,330
Trust general and administrative expenses and cash withheld for expenses	374,982	624,997

Distributable income	$14,857,128	$29,076,333

Three Months Ended June 30, 2012. Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $19.0 million for the three months ended June 30, 2012. This amount includes settlements of approximately $2.8 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust of approximately $15.2 million for the second quarter of 2012.

Total capital expenditures included in the net profits calculation during the quarter ended June 30, 2012 were approximately $4.7 million.

Total lease operating expenses included in the net profits calculation during the second quarter of 2012 were approximately $8.0 million as workover projects continue on the Underlying Properties.

The Trustee paid general and administrative expenses of $359,518 during the second quarter of 2012. Expenses paid during the second quarter primarily consisted of fees related to the preparation and printing of the Trust’s 2011 Annual Report on Form 10-K, the 2011 year-end financial statement audit, Trustee fees, and the 2012 annual listing fees for the Trust on the New York Stock Exchange.

Six Months Ended June 30, 2012. Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $37.1 million for the six months ended June 30, 2012. This amount includes settlements of approximately $4.8 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust of approximately $29.7 million for the first six months of 2012.

Total capital expenditures included in the net profits calculation during the six months ended June 30, 2012 were approximately $10.3 million.

Total lease operating expenses included in the net profits calculation during the first six months of 2012 were approximately $16.5 million.

The Trustee paid general and administrative expenses of $704,136 during the first six months of 2012. Expenses paid during the first six months primarily consisted of fees for the preparation of 2011 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2011, 2011 financial statement audit fees, and New York Stock Exchange listing fees.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. During the quarter and six months ended June 30, 2012 there were no borrowings.

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

Distributions Declared After Quarter End

On July 20, 2012, the Trust declared a distribution of $0.150535 per unit to unitholders of record as of July 31, 2012. The distribution is expected to be paid to unitholders on August 14, 2012.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2011 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2012, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

This Form 10-Q does not include a report of the Trust’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors occurred during the three months ended June 30, 2012.

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

Date: August 10, 2012

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