Form 10-Q
period 2012-09-30
Enduro Royalty Trust
filed 2012-11-13
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2012, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

Glossary of Certain Oil and Natural Gas Terms	1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets, Liabilities and Trust Corpus as of September 30, 2012 and December 31, 2011	3
Statements of Distributable Income for the three and nine months ended September 30, 2012 and for the period from May 3, 2011 (Inception) through September 30, 2011	4
Statements of Changes in Trust Corpus for the three and nine months ended September 30, 2012 and for the period from May 3, 2011 (Inception) through September 30, 2011	5
Notes to Financial Statements	6
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17
Item 6. Exhibits	17
Signature	18
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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$47,087	$112,756
Net profits interest in oil and natural gas properties, net	660,656,813	713,611,079

Total assets	$660,703,900	$713,723,835

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$660,703,900	$713,723,835

Total liabilities and Trust corpus	$660,703,900	$713,723,835

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	May 3, 2011 (Inception) through September 30, 2011
Income from net profits interest	$14,459,162	$44,160,492	$—
Interest income	94	277	—
General and administrative expenses	(111,792)	(815,928)	—
Cash reserves used (withheld) for Trust expenses	(13,287)	65,669	—

Distributable income	$14,334,177	$43,410,510	$—

Distributable income per unit (33,000,000 units)	$0.434369	$1.315470

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	May 3, 2011 (Inception) through September 30, 2011
Trust corpus, beginning of period	$677,053,069	$713,723,835	$10
Cash reserves withheld (used) for Trust expenses	13,287	(65,669)	—
Distributable income	14,334,177	43,410,510	—
Distributions to unitholders	(14,334,177)	(43,410,510)	—
Amortization of net profits interest	(16,362,456)	(52,954,266)	—

Trust corpus, end of period	$660,703,900	$660,703,900	$10

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. During the three months ended September 30, 2012, the Trust increased its cash reserve for future Trust expenses by $13,287. During the nine months ended September 30, 2012, the Trust used $65,669 previously withheld from the net profits income to pay Trust expenses. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro has provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At September 30, 2012 and December 31, 2011, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

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

2. BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and for the period from Inception through September 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

3. NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of September 30, 2012 and December 31, 2011 was $65,343,187 and $12,388,921, respectively.

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

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of September 30, 2012:

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of September 30, 2012:

			Three-Way Collars
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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20 , 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21,2012	August 31, 2012	September 17, 2012	$0.137992

7. RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the three and nine months ended September 30, 2012, the Trust paid $50,000 and $160,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

8. SUBSEQUENT EVENTS

On October 15, 2012, the distribution of $0.142001 per Trust Unit, which was declared on September 18, 2012, was paid to Trust unitholders owning Trust Units as of September 28, 2012. The distribution consisted of net profits allocable to the Trust of $4,736,027, less cash reserves withheld for future Trust expenses of approximately $50,000.

On October 19, 2012, the Trust declared a distribution of $0.140765 per unit to unitholders of record as of October 31, 2012. The distribution is expected to be paid to unitholders on November 15, 2012.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012

Three Months Ended September 30, 2012. For the quarter ended September 30, 2012, net profits income received by the Trust amounted to $14,459,162. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the quarter ended September 30, 2011.

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the third quarter of 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
July	81,730	665,676	$101.11	$3.03
August	73,609	753,823	$101.36	$2.77
September	83,302	762,632	$87.80	$2.53

Total – Third Quarter 2012	238,641	2,182,131	$96.54	$2.77

Natural gas sales volumes from the Underlying Properties that were paid during the quarter were reduced due to the impact of certain shut-in production in the Haynesville Shale while the operator completed neighboring wells. This is a typical practice and the wells were brought back on in phases. Oil sales volumes from the Underlying Properties were reduced in the August distribution payment as a result of certain operators recording adjustments for several months of production during the month. As a result, the reported production did not accurately represent one month of oil production. Oil production for the remainder of the period was reflective of normal operations.

The average received price of oil was $96.54 per Bbl in the third quarter of 2012 compared to an average NYMEX oil price of approximately $101.39 for the relevant production months, while the average received price of natural gas was $2.77 in the third quarter of 2012 compared to an average NYMEX natural gas price of approximately $2.44 for the relevant production months.

Nine Months Ended September 30, 2012. For the nine months ended September 30, 2012, net profits income received by the Trust amounted to $44,160,492. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the nine months ended September 30, 2011.

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31
July	81,730	665,676	$101.11	$3.03
August	73,609	753,823	$101.36	$2.77
September	83,302	762,632	$87.80	$2.53

Total – Nine Months Ended September 30, 2012	754,596	7,168,434	$93.10	$3.54

The average received price of oil was $93.10 per Bbl in the first nine months of 2012 compared to an average NYMEX oil price of approximately $97.10 for the relevant production months, while the average received price of natural gas was $3.54 in the nine months ended September 30, 2012 compared to an average NYMEX natural gas price of approximately $3.25 for the relevant production months.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the three and nine months ended September 30, 2012 was determined as shown in the following table:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Gross profits:
Oil sales	$23,038,103	$70,254,594
Natural gas sales	6,038,434	25,389,307

Total	29,076,537	95,643,901

Costs:
Direct operating expenses:
Lease operating expenses	7,590,000	24,053,716
Compression, gathering and transportation	1,150,000	3,378,270
Production, ad valorem and other taxes	2,125,000	7,334,989
Development expenses	3,542,694	13,834,354

Total	14,407,694	48,601,329

Settlement of hedge contracts	3,405,109	8,158,043

Net profits	$18,073,952	$55,200,615
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$14,459,162	$44,160,492
Trust general and administrative expenses and cash withheld for expenses	124,985	749,982

Distributable income	$14,334,177	$43,410,510

Three Months Ended September 30, 2012. Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $18.1 million for the three months ended September 30, 2012. This amount includes settlements of approximately $3.4 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $14.5 million for the third quarter of 2012.

Total capital expenditures included in the net profits calculation during the quarter ended September 30, 2012 were approximately $3.5 million.

Total lease operating expenses included in the net profits calculation during the third quarter of 2012 were approximately $7.6 million as workover projects continue on the Underlying Properties.

The Trustee paid general and administrative expenses of $111,792 during the third quarter of 2012. Expenses paid during the third quarter primarily consisted of Trustee fees, ordinary legal expenses, and general accounting consulting fees.

Nine Months Ended September 30, 2012. Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $55.2 million for the nine months ended September 30, 2012. This amount includes settlements of approximately $8.2 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $44.2 million for the nine months ended September 30, 2012.

Total capital expenditures included in the net profits calculation during the nine months ended September 30, 2012 were approximately $13.8 million.

Total lease operating expenses included in the net profits calculation during the first nine months of 2012 were approximately $24.1 million.

The Trustee paid general and administrative expenses of $815,928 during the nine months ended September 30, 2012. Expenses paid during the period primarily consisted of fees for the preparation of 2011 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2011, 2011 financial statement audit fees, Trustee fees, and New York Stock Exchange listing fees.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. During the quarter and nine months ended September 30, 2012 there were no borrowings and no amounts have been drawn on the letter of credit.

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

Distributions Declared After Quarter End

On October 19, 2012, the Trust declared a distribution of $0.140765 per unit to unitholders of record as of October 31, 2012. The distribution is expected to be paid to unitholders on November 15, 2012.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2011 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

This Form 10-Q does not include a report of the Trust’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors occurred during the three months ended September 30, 2012.

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

Date: November 13, 2012

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

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.1	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.