Form 10-K
period 2012-12-31
Enduro Royalty Trust
filed 2013-03-18
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (13,200,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $217,140,000.

As of March 14, 2013, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Enduro Royalty Trust, while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of Enduro and any statements regarding future matters relating to the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 (“Inception”) pursuant to a trust agreement dated May 3, 2011 (as amended and restated on November 3, 2011, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, east Texas and north Louisiana.

In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) on November 8, 2011, Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to 80% of the net profits from the sale of oil and natural gas production from certain properties in Texas, Louisiana and New Mexico. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas.

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

•

causing to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading;

•

causing to be prepared and filed a reserve report by or for the Trust by independent reserve engineers as of December 31 of each year in accordance with criteria established by the Securities and Exchange Commission (the “SEC”); and

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

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

For the year ended December 31, 2012, ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 30%, 21%, and 10%, respectively, of sales from the Underlying Properties. ConocoPhillips and Occidental Petroleum Corporation accounted for approximately 35% and 18%, respectively, of sales from the Underlying Properties that were included in calculating the Trust’s Net Profits Interest from Inception through December 31, 2011.

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 14, 2013.

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports that are required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading, and also causes the Trust to comply with the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

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

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flow, Enduro entered into hedge contracts with respect to approximately 41% and 67% of expected oil and natural gas production, respectively, for 2013 from the total proved reserves attributable to the Underlying Properties as of December 31, 2012. These hedge contracts include a combination of fixed price swaps, collars and floors. These contracts reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties; however, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After the production month of December 31, 2013, none of the production attributable to the Underlying Properties will be hedged. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2012:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$5.01	4,000	$5.00	$5.09

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

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2012:

	Three-Way Collars
Period	Daily Volumes	Average Sub- Floor Price	Average Floor Price	Average Cap Price	Daily Swap Volumes	Average Swap Price
	(Bbls)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbls)	($/Bbl)
2013	500	$67.50	$90.00	$110.00	510	$102.97

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

As the designated operator of a property included in the Underlying Properties, Enduro may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Net Profits Interest. Enduro may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

Enduro has the right to release, surrender or abandon its interest in any Underlying Property that will no longer produce (or be capable of producing) hydrocarbons in paying quantities (determined without regard to the Net Profits Interest). Upon such release, surrender or abandonment, the portion of the Net Profits Interest relating to the affected property will also be released, surrendered or abandoned, as applicable. Enduro also has the right to abandon an interest in the Underlying Properties if (a) such abandonment is necessary for health, safety or environmental reasons or (b) the hydrocarbons that would have been produced from the abandoned portion of the Underlying Properties would reasonably be expected to be produced from wells located on the remaining portion of the Underlying Properties.

Enduro must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, Enduro must deliver to the Trustee a statement of the computation of the net profits for each computation period. The Trustee has the right to inspect and review the books and records maintained by Enduro during normal business hours and upon reasonable notice. Enduro has further agreed to provide the Trust and Trustee with all information and services as are reasonably necessary to fulfill the purposes of the Trust, including such accounting, bookkeeping and informational services as may be necessary for the preparation of reports the Trust is required to prepare or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of Enduro under the Trust Agreement and the Conveyance with respect to the portion sold.

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

The Trust files annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust allocates these items of income, gain, loss, deduction and credit to Trust unitholders based on record ownership on the monthly record dates. It is possible that the IRS or another taxing authority could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by this issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains

(generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Code, the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The IRS likely will take the position that a unitholder must recapture depletion upon the disposition of a unit.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns. This tax information booklet can be obtained at www.enduroroyaltytrust.com.

Environmental Matters and Regulation

General. Enduro’s oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on Enduro’s operations, including requirements to:

•	obtain permits to conduct regulated activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	restrict the types, quantities and concentration of materials that can be released into the environment in the performance of drilling, completion and production activities;

•	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells; and

•	apply specific health and safety criteria addressing worker protection.

Failure to comply with environmental laws and regulations may result in the assessment of significant administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of Enduro’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Enduro has advised the Trustee that it believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. However, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on Enduro’s development expenses, results of operations and financial position. Enduro may be unable to pass on those increases to its customers. Moreover, accidental releases or spills may occur in the course of Enduro’s operations, and there can be no assurance that Enduro will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of certain existing environmental, health and safety laws and regulations to which Enduro’s business operations are subject.

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Enduro generates materials in the course of its operations that may be regulated as hazardous substances.

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

The properties upon which Enduro conducts its operations have been used for oil and natural gas exploration and production for many years. Although Enduro may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which Enduro conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the properties upon which Enduro conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under Enduro’s control. These properties and the petroleum hydrocarbons and wastes disposed or released at or from these properties may be subject to CERCLA, RCRA and analogous state laws. Under such laws, Enduro could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

Water discharges and hydraulic fracturing. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into waters of the United States is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

It is customary to recover oil and natural gas from deep shale and tight sand formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. In addition, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014. The results of this study could spur further action toward federal legislation and regulation of hydraulic fracturing activities. The EPA has also asserted federal regulatory authority over hydraulic fracturing involving diesel fuels under the Safe Drinking Water Act’s Underground Injection Control Program and has released draft guidance documents regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel, and the U.S. Bureau of Land Management has proposed rules that would impose new requirements on hydraulic fracturing operations conducted on public lands. Also some states, including states in which Enduro operates, have adopted, or are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Disclosures of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are adopted, such legal requirements could make it more difficult or costly for Enduro or the third party operators to perform hydraulic fracturing activities.

Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require Enduro, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. While these rules remain in effect, the EPA has announced that it will reexamine and reissue the rules over the next several years. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

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

Both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require Enduro to incur increased operating costs and could adversely affect demand for the oil and natural gas Enduro produces.

In addition, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that limit emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations; a petition for review by the U.S. Supreme Court has not yet been filed and would be due in late March 2013. In addition, on November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, but industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

National Environmental Policy Act. Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an

Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species Act. The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause Enduro to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. For example, as a result of a settlement reached in 2011, the U.S. Fish and Wildlife Services has published a work plan for listing more than 450 species as endangered or threatened over the next several years. While some of Enduro’s facilities or leased acreage may be located in areas that are or will be designated as habitat for endangered or threatened species, Enduro believes that it is in substantial compliance with the ESA.

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

Enduro has entered into hedge contracts with respect to approximately 41% and 67% of expected production of oil and natural gas production, respectively, for 2013 from the total proved reserves attributable to the Underlying Properties in the reserve report as of December 31, 2012. The hedge contracts are intended to reduce exposure of the revenues from oil and natural gas production from the Underlying Properties to fluctuations in oil and natural gas prices and to achieve more predictable cash flow. Some of the hedge contracts could limit the benefit to the Trust of any increase in oil or natural gas prices through 2013. The Trust will be required to bear its share of the hedge payments regardless of whether the corresponding quantities of oil and natural gas are produced or sold. Furthermore, Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

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

As of December 31, 2012, approximately 99% of the wells on the Underlying Properties were operated by the third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties are obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

The Trust Units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to Enduro and, therefore, will have no managerial, contractual or other ability to influence Enduro’s or the third party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The third party operators operate approximately 99% of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

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

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Net

Profits Interest and dissolve the Trust if the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years. The net profits of any such sale will be distributed to the Trust unitholders.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles as well as rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations. A petition for review by the U.S. Supreme Court has not yet been filed and would be due in late March 2013. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011, although industry groups have filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The Underlying Properties may be subject to these requirements or become subject to them in the future.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment or operations of the operators of the Underlying Properties could require the operators to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with their operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuel under the Safe Drinking Water Act’s Underground Injection Control Program and has released draft guidance documents regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014. The U.S. Bureau of Land Management has also proposed rules that would impose new requirements on hydraulic fracturing operations conducted on public lands. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, Enduro’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. Further, at least three local governments in Texas have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities, while some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relevant agencies are completed. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas, Louisiana or New Mexico, such legal requirements could make it more difficult or costly for Enduro or the third party operators to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the operators are ultimately able to produce in commercially paying quantities from the Underlying Properties.

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

In recent years, the Obama administration’s budget proposals and other proposed legislation have included elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these provisions would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to the repeal of the percentage depletion allowance for oil and gas properties. It is unclear whether any such changes will be enacted and, if so, when any such changes would become effective.

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

As of December 31, 2012, the Underlying Properties had proved reserves of 21.4 MMBoe. As of December 31, 2012, approximately 90% of the volumes and substantially all of the PV-10 value of the proved reserves associated with the Underlying Properties were attributable to proved developed reserves. As of December 31, 2012, substantially all of the proved reserves attributable to the Underlying Properties, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2012, Enduro held average working interests of approximately 15% and 21% and average net revenue interest of approximately 13% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2012. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is John W. Arms, Enduro’s Executive Vice President and Chief Operating Officer. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1991. Prior to co-founding Enduro, Mr. Arms was Senior Vice President of Acquisitions for Encore Acquisition Company. Mr. Arms has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Arms consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2012 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimate with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Robert D. Ravnaas. Mr. Ravnaas has been a petroleum consultant for Cawley Gillespie since 1983, and became Executive Vice President in 1999. He is a registered professional engineer in the State of Texas (license no. 61304) and a graduate of the University of Texas with an M.S. in Petroleum Engineering. In addition, Mr. Ravnaas received a B.Sc. with special honors in Chemical Engineering from the University of Colorado.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2012:

	Trust Net Profits Interest				Underlying Properties
	Oil	Natural Gas	Total	PV-10	Oil	Natural Gas	Total	PV-10
	(MBbls)	(MMcf)	(MBOE)	(in thousands)	(MBbls)	(MMcf)	(MBOE)	(in thousands)
Proved Developed Producing	5,307	19,264	8,518	$239,739	12,139	41,698	19,089	$299,673
Proved Developed Non-Producing	17	15	19	802	29	27	33	1,003

Proved Developed	5,324	19,279	8,537	240,541	12,168	41,725	19,122	300,676
Proved Undeveloped	—	1,050	175	(2,750)	—	13,402	2,234	(3,436)

Total Proved	5,324	20,329	8,712	$237,791	12,168	55,127	21,356	$297,240

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
	(in thousands)
Conveyance of Net Profits Interest by Enduro	$—	$290,665
Extensions, discoveries, and other additions	802	4,202
Accretion of discount	29,054	4,844
Revisions of previous estimates and other	(29,709)	—
Net profits income	(52,898)	(9,169)

Change in present value of future net revenues	(52,751)	290,542
Balance, beginning of period	290,542	—

Balance, end of year	$237,791	$290,542

The following average oil and natural gas prices were used to determine the estimated future net revenues from the Underlying Properties for the periods indicated.

	2012	2011
Oil (per Bbl)	$94.71	$96.19
Natural gas (per Mcf)	$2.75	$4.11

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

The Underlying Properties are interests in properties located in the Permian Basin of West Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2012.

	Acres
	Gross	Net
Permian Basin	142,684	32,419
East Texas/North Louisiana	13,380	4,994

Total	156,064	37,413

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2012:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,551	338	124	16
East Texas/North Louisiana	—	—	410	85

Total	3,551	338	534	101

(1)	Enduro’s total wells include 17 operated wells and 4,068 non-operated wells. At December 31, 2012, 183 of Enduro’s wells had multiple completions.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties during the last three years.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	18	2.6	16	4.2	55	10.9
Dry holes	1	0.5	—	—	—	—

	19	3.1	16	4.2	55	10.9

Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—

	—	—	—	—	—	—

Total:
Productive	18	2.6	16	4.2	55	10.9
Dry holes	1	0.5	—	—	—	—

	19	3.1	16	4.2	55	10.9

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	—	—	28	2.7	3	0.3
Dry holes	—	—	—	—	—	—

	—	—	28	2.7	3	0.3

Exploratory Wells:
Productive	—	—	—	—	8	0.7
Dry holes	—	—	—	—	—	—

	—	—	—	—	8	0.7

Total:
Productive	—	—	28	2.7	11	1
Dry holes	—	—	—	—	—	—

	—	—	28	2.7	11	1

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 57% of the future production from the Underlying Properties is expected to be oil and approximately 43% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 142,684 gross (32,419 net) acres in Texas and New Mexico.

Four of the largest fields in the Permian Basin region of the Underlying Properties are the following (measured by PV-10 value):

•

The largest field in the Permian Basin region is the Apache operated North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit were 2.5 MMBoe as of December 31, 2012.

•

The second largest field in the Permian Basin region is the Apache operated North Monument Grayburg Unit discovered in 1929. Proved reserves attributable to the Underlying Properties in the North Monument Grayburg Unit were 2.4 MMBoe as of December 31, 2012.

•

The third largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 1.8 MMBoe as of December 31, 2012.

•

The fourth largest field in the Permian Basin region is the North Cowden Unit discovered in 1930. The North Cowden Unit is undergoing both waterflood and CO2 recovery processes. This unit produces from the Grayburg formation at a depth of 4,500 feet. Proved reserves attributable to the Underlying Properties in the North Cowden field were 2.0 MMBoe as of December 31, 2012. The operator of the North Cowden field is Occidental.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 13,380 gross (4,994 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove Field, operated by Petrohawk, the Kingston Field, operated by EXCO Resources, Inc., and the Stockman Field, operated by Enduro. In the Kingston Field, EXCO Resources has drilled wells on 80-acre well spacing. The proved reserves associated with the Underlying Properties in the East Texas/North Louisiana region do not include reserves attributable to 80-acre well spacing nor are there any reserves from the Bossier, Cotton Valley Lime or Smackover formations. However, the Underlying Properties include the economic rights to production from these formations on Enduro’s acreage position in the event that production is generated from them. Enduro will not be able to influence development activities in the non-operated fields, and no assurance can be given that such down spacing will continue or that the referenced additional formations will be produced.

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

Enduro generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of Enduro under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. Enduro has not identified for sale any of the Underlying Properties.

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

Enduro believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such Underlying Properties or Net Profits Interest. Under the terms of the conveyance creating the Net Profits Interest, Enduro has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.”

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units commenced trading on the New York Stock Exchange on November 3, 2011 under the symbol “NDRO.” Prior to November 3, 2011, there was no established public trading market for the Trust Units. The high and low sales prices per unit for each quarter in 2012 and from 2011 were as follows:

	Price Range		Distributions Paid
Quarter	High	Low
2012
First Quarter	$22.02	$18.95	$0.430885
Second Quarter	$21.73	$15.01	$0.450216
Third Quarter	$19.73	$16.37	$0.434369
Fourth Quarter	$19.51	$15.25	$0.443662

2011
Fourth Quarter (November 3, 2011 through December 31, 2011)	$21.85	$18.01	$0.314703

At December 31, 2012, there were 33,000,000 Trust Units outstanding. On March 6, 2013, the closing sales price of the Trust Units as reported by the NYSE was $15.50 per unit, and there were two unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

On November 18, 2011, the Trust announced the Trust’s first distribution, which was related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period. The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2012:

December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992
September 18, 2012	September 28, 2012	October 15, 2012	$0.142001
October 19, 2012	October 31, 2012	November 15, 2012	$0.140765
November 19, 2012	November 30, 2012	December 14, 2012	$0.160896

2011:

November 18, 2011	November 30, 2011	December 14, 2011	$0.314703

On December 20, 2012, the Trust declared a distribution of $0.139439 per Trust Unit to unitholders of record as of December 31, 2012. The distribution was paid on January 15, 2013.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2012.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

Item 6.	Selected Financial Data.

The Trust was formed in May 2011. The conveyance of the Net Profits Interest, however, did not occur until November 8, 2011. As a result, the Trust did not recognize any income or make any distributions during the first ten months of 2011.

On November 18, 2011, the Trust announced the Trust’s first distribution, which was related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period.

The following table sets forth selected data for the Trust for the year ended December 31, 2012 and the period from May 3, 2011 (Inception) through December 31, 2011 and as of December 31, 2012 and 2011.

	Year ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
Income from net profits interest	$59,101,312	$10,535,206
Distributable income	$58,051,356	$10,385,199
Distributable income per unit	$1.759132	$0.314703

	December 31, 2012	December 31, 2011
Trust corpus	$637,845,277	$713,723,835
Trust Units outstanding	33,000,000	33,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act in May 2011. The business and affairs of the Trust are managed by the Trustee. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties that are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

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

The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following: (1) the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest, (2) the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years, (3) the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution or (4) the Trust is judicially dissolved.

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the 10th business day after the record date. The Net Profits Interest will be entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. During 2011, the Trust paid one distribution, which was announced on November 18, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period.

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

Results of Operations

Year Ended December 31, 2012 and Period from Inception through December 31, 2011

The Trust was formed in May 2011. In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011.

For the year ended December 31, 2012, net profits income received by the Trust amounted to $59,101,312 compared to $10,535,206 in 2011. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the first ten months of 2011.

The following table displays oil and natural gas sales, volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the year ended December 31, 2012 and for the period from Inception through December 31, 2011.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2012:
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31
July	81,730	665,676	$101.11	$3.03
August	73,609	753,823	$101.36	$2.77
September	83,302	762,632	$87.80	$2.53
October	77,410	1,336,036	$76.17	$2.41
November	79,184	918,802	$81.62	$2.49
December	83,573	927,143	$86.24	$2.85

Total—2012	994,763	10,350,415	$90.29	$3.24

2011:
December	220,481	1,413,458	$89.39	$4.63

Total—2011	220,481	1,413,458	$89.39	$4.63

The average received price of oil was $90.29 per Bbl for the year ended December 31, 2012 compared to an average NYMEX oil price of approximately $94.88 for the relevant production months, while the average received price of natural gas was $3.24 per Mcf during 2012 compared to an average NYMEX natural gas price of approximately $3.04 for the relevant production months.

The average received price of oil was $89.39 per Bbl from Inception through December 31, 2011 compared to an average NYMEX oil price of approximately $93.09 for the relevant production months, while the average received price of natural gas was $4.63 per Mcf from Inception through December 31, 2011 compared to an average NYMEX natural gas price of approximately $4.34 for the relevant production months.

Computation of Net Profits Income Received by the Trust

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the year ended December 31, 2012 and the period from Inception through December 31, 2011 was determined as shown in the following table:

	Year Ended December 31, 2012	Inception (May 3, 2011) through December 31, 2011
Gross profits:
Oil sales	$89,821,176	$19,709,665
Natural gas sales	33,543,537	6,545,667

Total	123,364,713	26,255,332

Costs:
Direct operating expenses:
Lease operating expenses	31,228,716	7,471,202
Compression, gathering and transportation	4,428,270	849,042
Production, ad valorem and other taxes	9,334,989	2,275,000
Development expenses	16,334,354	3,223,358

Total	61,326,329	13,818,602

Settlement of hedge contracts	11,838,256	732,278

Net profits	$73,876,640	$13,169,008
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$59,101,312	$10,535,206
Trust general and administrative expenses and cash withheld for expenses	(1,049,956)	(150,007)

Distributable income	$58,051,356	$10,385,199

Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $73.9 million in 2012. This amount includes settlements of approximately $11.8 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $59.1 million for the year ended December 31, 2012.

Excess of revenues over direct operating expenses and development expenses from the Underlying Properties was approximately $13.2 million from Inception through December 31, 2011. This amount includes settlements of approximately $0.7 million related to hedge contracts. Applying the net profits interest percentage of 80% to the excess of revenues over direct operating expenses and development expenses results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $10.5 million for the period. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the first ten months of 2011.

Total capital expenditures included in the net profits calculation during the year ended December 31, 2012 were approximately $16.3 million as compared to capital expenditures of $3.2 million during the period from Inception through December 31, 2011. The 2011 period represented capital expenditures incurred during one quarter in 2011. Capital expenditures increased during 2012 as a result of the full year of the net profits calculation but also due to certain capital expenditures that were excluded from the 2011 period for development drilling projects in the Haynesville Shale. Per the Conveyance, Enduro agreed to pay for up to $9.1 million of estimated development expenses related to certain projects in the Haynesville Shale, thereby reducing the Trust’s share of development expenses. During the 2011 period, capital totaling approximately $6.6 million was incurred related to these projects that is not reflected in the calculation.

Total lease operating expenses included in the net profits calculation during the twelve months ended December 31, 2012 were approximately $31.2 million ($11.48 per Boe). For the period from Inception through December 31, 2011, total lease operating expenses were approximately $7.5 million.

Production, ad valorem and other taxes included in the net profits calculation during the twelve months ended December 31, 2012 were approximately $9.3 million, or 7.6% of revenues. For the period from Inception through December 31, 2011, production, ad valorem and other taxes were $2.3 million, or 8.7% of revenues. As a percentage of revenues, production, ad valorem and other taxes were higher during the 2011 period as the 2011 period only included revenues from 2 months of oil and natural gas receipts, while expenses were included for three months, resulting in a higher percentage.

The Trust paid general and administrative expenses of $1.0 million during the year ended December 31, 2012. Expenses paid during the period primarily consisted of fees for the preparation of 2011 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2011, 2011 financial statement audit fees, Trustee fees, and New York Stock Exchange listing fees. Due to the limited period of activity during 2011, the Trustee paid general and administrative expenses of $37,261 from Inception through December 31, 2011. During the 2011 period, the Trust withheld $0.2 million for general and administrative expenses.

2013 Outlook

In 2013, Enduro expects capital to range from $22-$24 million ($18-$19 million net to the Trust’s 80% NPI), focused on projects in the Permian Basin. This capital primarily relates to four Permian Basin oil wells being drilled in the Lost Tank field in southeastern New Mexico, in which Enduro owns a 50% working interest. Two of the Lost Tank wells were spud in December 2012 and are expected to be completed and producing in early 2013. These projects are anticipated to grow oil production during the year.

Discussion and Analysis of Historical Results of the Underlying Properties

The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the Underlying Properties for the six months ended June 30, 2011 and for the year ended December 31, 2010 derived from the historical revenues and direct operating expenses of the Underlying Properties included elsewhere in this Annual Report on Form 10-K.

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Unaudited) (In thousands)
Revenues:
Oil	$42,908	$70,033
Natural gas	16,464	33,787

Total revenues	$59,372	$103,820

Direct operating expenses:
Lease operating	$13,245	$24,579
Gathering and processing	1,091	1,977
Production and other taxes	4,317	8,069

Total direct operating expenses	$18,653	$34,625

Excess of revenues over direct operating expenses	$40,719	$69,195

The following table provides oil and natural gas sales volumes, average sales prices, average costs per Boe and capital expenditures relating to the Underlying Properties for the six months ended June 30, 2011 and for the year ended December 31, 2010.

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Unaudited)
Operating data:
Permian Basin
Sales volumes:
Oil (MBbls)	455	921
Natural gas (MMcf)	969	2,195
Total sales (MBoe)	616	1,287
Average sales prices:
Oil (per Bbl)	$93.03	$74.58
Natural gas (per Mcf)	$6.14	$5.77
Average costs per Boe:
Lease operating	$17.22	$15.62
Gathering and processing	$0.33	$0.35
Production and other taxes	$6.13	$5.20
Capital expenditures (in thousands):
Property development costs	$16,610	$18,225
East Texas/North Louisiana
Sales volumes:
Oil (MBbls)	7	18
Natural gas (MMcf)	2,595	4,976
Total sales (MBoe)	440	847
Average sales prices:
Oil (per Bbl)	$96.29	$74.72
Natural gas (per Mcf)	$4.05	$4.24
Average costs per Boe:
Lease operating	$5.99	$5.29
Gathering and processing	$2.01	$1.80
Production and other taxes	$1.23	$1.62
Capital expenditures (in thousands):
Property development costs	$15,509	$7,779
Total Underlying Properties
Sales volumes:
Oil (MBbls)	462	939
Natural gas (MMcf)	3,564	7,171
Total sales (MBoe)	1,056	2,134
Average sales prices:
Oil (per Bbl)	$92.87	$74.58
Natural gas (per Mcf)	$4.62	$4.71
Average costs per Boe:
Lease operating	$12.54	$11.52
Gathering and processing	$1.03	$0.93
Production and other taxes	$4.09	$3.78
Capital expenditures (in thousands):
Property development costs	$32,119	$26,004

Discussion and Analysis of Pro Forma Combined Historical Results of the Underlying Properties

Pro Forma Combined Historical Results for the Year Ended December 31, 2010

Excess of revenues over direct operating expenses for the Underlying Properties was $69.2 million for the year ended December 31, 2010 as a result of an increase in the average price received for the oil and natural gas sold.

Revenues. Revenues from oil and natural gas sales were $103.8 million as a result of an increase in the average price received for crude oil sold to $74.58 per Bbl for the year ended December 31, 2010. In addition, the average price received for natural gas sold was $4.71 per Mcf for the year ended December 31, 2010.

Lease operating expenses. Lease operating expenses were $24.6 million for the year ended December 31, 2010, which represented an $0.87 per Boe increase in the lease operating expense rate from the prior year.

Gathering and processing expenses. Gathering and processing expenses were $2.0 million for the year ended December 31, 2010.

Production and other taxes. Production and other taxes were $8.1 million based on the increase in revenues from oil and natural gas sales on which these taxes are based.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are cash flow generated from the Net Profits Interest and borrowing capacity under the letter of credit described below. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has agreed to provide the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. During the year ended December 31, 2012, the Trust increased its cash reserve for future Trust expenses by $81,782 to $194,538. At December 31, 2011, the Trust had withheld $112,746 as cash reserves for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2012 is provided in the following table:

	Payments Due by Year
	2013	2014	2015	2016	2017	After 2017		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200	(a	)	(a	)
Delaware Trustee fee	2	2	2	2	2	(a	)	(a	)

Total	$202	$202	$202	$202	$202	(a	)	(a	)

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

Hedge Contracts

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 62% and 51% of expected oil and natural gas production for 2012 and 2013, respectively, from the total proved reserves attributable to the Underlying Properties. These hedge contracts include a combination of fixed price swaps, collars and floors. These contracts reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties; however, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After December 31, 2013, none of the production attributable to the Underlying Properties will be hedged. As a result, the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2012:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$5.01	4,000	$5.00	$5.09

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

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2012:

	Three-Way Collars
Period	Daily Volumes	Average Sub-Floor Price	Average Floor Price	Average Cap Price	Daily Swap Volumes	Average Swap Price
	(Bbls)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbls)	($/Bbl)
2013	500	$67.50	$90.00	$110.00	510	$102.97

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012 and the period from May 3, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2012 and 2011, and its distributable income for the year ended December 31, 2012 and the period from May 3, 2011 (Inception) to December 31, 2011, in conformity with the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 18, 2013

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$194,538	$112,756
Net profits interest in oil and natural gas properties, net	637,650,739	713,611,079

Total assets	$637,845,277	$713,723,835

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$637,845,277	$713,723,835

Total liabilities and Trust corpus	$637,845,277	$713,723,835

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
Income from net profits interest	$59,101,312	$10,535,206
Interest and investment income	606	—
General and administrative expenses	(968,780)	(37,261)
Cash reserves withheld for Trust expenses	(81,782)	(112,746)

Distributable income	$58,051,356	$10,385,199

Distributable income per unit (33,000,000 units)	$1.759132	$0.314703

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
Trust corpus, beginning of period	$713,723,835	$10
Investment in net profits interest	—	726,000,000
Cash reserves withheld for Trust expenses	81,782	112,746
Distributable income	58,051,356	10,385,199
Distributions to unitholders	(58,051,356)	(10,385,199)
Amortization of net profits interest	(75,960,340)	(12,388,921)

Trust corpus, end of year	$637,845,277	$713,723,835

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE TRUST

Formation of the Trust and Provisions

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 (“Inception”) pursuant to a trust agreement (the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, east Texas and north Louisiana.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At December 31, 2012 the Trust had $194,538 of cash and cash equivalents, an increase of $81,782 from the December 31, 2011 cash and cash equivalents balance of $112,756. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At December 31, 2012 and December 31, 2011, the Trust did not have any cash on hand related to future distributions.

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering and as of December 31, 2012 and 2011, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires the Trust to make estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting these financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of net profits interest and its impairment assessments. Although the Trustee believes that these estimates are reasonable, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. As of December 31, 2012, the Trust’s Net Profits Interest asset was not impaired.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

Concentration of Credit Risk

Oil and natural gas production from the Underlying Properties is principally sold to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
ConocoPhillips	30%	35%
Occidental Petroleum	21%	18%
Navajo Refining	10%	(1)

(1)	Sales to this customer were less than 10% for the period presented.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of December 31, 2012 and 2011 was $88,349,261 and $12,388,921, respectively.

4.	COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 41% and 67% of expected oil and natural gas production, respectively, for 2013 from the total proved reserves attributable to the Underlying Properties as of December 31, 2012. These hedge contracts include a combination of fixed price swaps, collars and floors. These contracts reduce the exposure of the revenues from oil and natural gas

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

production from the Underlying Properties; however, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. After the production month of December 31, 2013, none of the production attributable to the Underlying Properties will be hedged.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of December 31, 2012:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$5.01	4,000	$5.00	$5.09

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

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of December 31, 2012:

	Three-Way Collars
Period	Daily Volumes	Average Sub- Floor Price	Average Floor Price	Average Cap Price	Daily Swap Volumes	Average Swap Price
	(Bbls)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbls)	($/Bbl)
2013	500	$67.50	$90.00	$110.00	510	$102.97

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the 10th business day after the record date.

The following table provides information regarding the Trust’s distributions paid during the twelve months ended December 31, 2012 and from Inception through December 31, 2011:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992
September 18, 2012	September 28, 2012	October 15, 2012	$0.142001
October 19, 2012	October 31, 2012	November 15, 2012	$0.140765
November 19, 2012	November 30, 2012	December 14, 2012	$0.160896

2011:
November 18, 2011	November 30, 2011	December 14, 2011	$0.314703

7.	RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the year ended December 31, 2012, the Trust paid $213,202 to the Trustee and $5,500 to the Delaware Trustee pursuant to the terms of the Trust Agreement. The amounts paid to the Delaware Trustee during 2012 represented fees for both 2012 and 2013. During the period from Inception through December 31, 2011, the Trust did not pay any amounts to the Trustee or the Delaware Trustee.

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

On January 15, 2013, the distribution of $0.139439 per Trust Unit, which was declared on December 20, 2012, was paid to Trust unitholders owning Trust Units as of December 31, 2012. The distribution consisted of net profits allocable to the Trust of $4,651,483, less cash reserves withheld for future Trust expenses of approximately $50,000.

Subsequent to December 31, 2012, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION

Oil and Natural Gas Producing Activities

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust and the related valuations were based 100% on reports prepared by the Trust’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc. Estimates were prepared in accordance with guidelines prescribed by the United States Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements. Prices used in estimating reserves were as follows:

	2012	2011
Oil (per Bbl)	$94.71	$96.19
Natural gas (per Mcf)	$2.75	$4.11

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, these estimates are expected to change as additional information becomes available in the future.

As of December 31, 2012 and 2011, all of the Underlying Properties’ oil and gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance at Inception—May 3, 2011	—	—	—
Conveyance of Net Profits Interest by Enduro	5,769	31,143	10,959
Extensions and discoveries	2	2,934	491
Revisions of previous estimates	—	—	—
Production	(82)	(373)	(144)

Balance—December 31, 2011	5,689	33,704	11,306
Extensions and discoveries	2	407	70
Revisions of previous estimates	60	(8,914)	(1,426)
Production	(427)	(4,868)	(1,238)

Balance—December 31, 2012	5,324	20,329	8,712

Proved developed reserves:
December 31, 2011	5,689	25,230	9,894

December 31, 2012	5,324	19,279	8,537

Proved undeveloped reserves:
December 31, 2011	—	8,474	1,412

December 31, 2012	—	1,050	175

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future cash inflows were computed by applying the commodity prices utilized in determining proved reserves to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions. As the Trust is not subject to federal income taxes, future income taxes have been excluded.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Future cash inflows	$530,038	$660,423
Future production taxes	(44,941)	(52,618)

Future net cash flows	$485,097	$607,805
10% annual discount for estimated timing of cash flows	(247,306)	(317,263)

Standardized measure of discounted future net cash flows	$237,791	$290,542

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
	(in thousands)
Conveyance of Net Profits Interest by Enduro	$—	$290,665
Extensions, discoveries, and other additions	802	4,202
Accretion of discount	29,054	4,844
Revisions of previous estimates and other	(29,709)	—
Net profits income	(52,898)	(9,169)

Change in present value of future net revenues	(52,751)	290,542
Balance, beginning of period	290,542	—

Balance, end of year	$237,791	$290,542

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2012:
Income from Net Profits Interest	$14,469,220	$15,232,110	$14,459,162	$14,940,820
Distributable income	$14,219,205	$14,857,128	$14,334,177	$14,640,846
Distributions per unit	$0.430885	$0.450216	$0.434369	$0.443662
May 3, 2011 (Inception) through December 31, 2011:
Income from Net Profits Interest	$—	$—	$—	$10,535,206
Distributable income	$—	$—	$—	$10,385,199
Distributions per unit	$—	$—	$—	$0.314703

UNDERLYING PROPERTIES

HISTORICAL FINANCIAL INFORMATION

PREDECESSOR UNDERLYING PROPERTIES

UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

Revenues:
Oil	$674
Natural gas	10,518

Total revenues	11,192

Direct operating expenses:
Lease operating	2,635
Gathering and processing	885
Production and other taxes	542

Total direct operating expenses	4,062

Excess of revenues over direct operating expenses	$7,130

The accompanying notes are an integral part of this statement.

PREDECESSOR UNDERLYING PROPERTIES

NOTES TO UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On December 1, 2010 (the “Acquisition Date”), Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in East Texas and North Louisiana from Denbury Resources Inc. (“Denbury”) for a cash purchase price of approximately $217.4 million. These assets were acquired by Denbury on March 9, 2010 in connection with Denbury’s acquisition of Encore Acquisition Company (“Encore”). These properties are collectively referred to herein as the “Predecessor Underlying Properties.”

The accompanying unaudited statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of Enduro for periods subsequent to the Acquisition Date and of Denbury and Encore for their respective ownership periods prior to the Acquisition Date.

During the period presented, the Predecessor Underlying Properties were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying unaudited statement of revenues and direct operating expenses is not indicative of the financial condition or results of operations of the Predecessor Underlying Properties and such amounts may not be representative of future operations.

The unaudited statement of revenues and direct operating expenses does not represent a complete set of financial statements reflecting the financial position, results of operations, shareholders’ equity, and cash flows of the Predecessor Underlying Properties. In the opinion of management, the accompanying unaudited statement of revenues and direct operating expenses includes all adjustments considered necessary for fair presentation on the basis described above. All adjustments are of a normal recurring nature.

2. Contingencies

The activities of the Predecessor Underlying Properties are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a material adverse effect on the operations or financial results of the Predecessor Underlying Properties.

3. Cash Flow Information

Capital expenditures relating to the Predecessor Underlying Properties were approximately $15.5 million for the six months ended June 30, 2011. Other cash flow information is not available on a stand-alone basis for the Predecessor Underlying Properties.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of Enduro Resource Partners LLC:

We have audited the accompanying statement of revenues and direct operating expenses of the Predecessor Underlying Properties, described in Note 1, for the year ended December 31, 2010. This statement is the responsibility of Enduro Resource Partners LLC’s management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. We were not engaged to perform an audit of the internal controls over financial reporting of the revenues and direct operating expenses of the Predecessor Underlying Properties. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate for the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement reflects the revenues and direct operating expenses of the Predecessor Underlying Properties, as described in Note 1, and is not intended to be a complete presentation of the Predecessor Underlying Properties’ revenues and expenses.

In our opinion, the statement referred to above presents fairly, in all material respects, the revenues and direct operating expenses of the Predecessor Underlying Properties for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas

May 11, 2011

PREDECESSOR UNDERLYING PROPERTIES

STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

YEAR ENDED DECEMBER 31, 2010

(in thousands)

Revenues:
Oil	$1,345
Natural gas	21,112

Total revenues	22,457

Direct operating expenses:
Lease operating	4,484
Gathering and processing	1,522
Production and other taxes	1,373

Total direct operating expenses	7,379

Excess of revenues over direct operating expenses	$15,078

The accompanying notes are an integral part of this statement.

PREDECESSOR UNDERLYING PROPERTIES

NOTES TO STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On December 1, 2010 (the “Acquisition Date”), Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in East Texas and North Louisiana from Denbury Resources Inc. (“Denbury”) for a cash purchase price of approximately $213.8 million, subject to post-closing adjustments. These assets were acquired by Denbury on March 9, 2010 in connection with Denbury’s acquisition of Encore Acquisition Company (“Encore”). The portion of these properties Enduro expects to contribute to Enduro Royalty Trust are collectively referred to herein as the “Predecessor Underlying Properties.”

The accompanying statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of Enduro for periods subsequent to the Acquisition Date and of Denbury for the period prior to the Acquisition Date.

During the period presented, the Predecessor Underlying Properties were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying statement of revenues and direct operating expenses is not indicative of the financial condition or results of operations of the Predecessor Underlying Properties and such amounts may not be representative of future operations.

Full separate financial statements prepared in accordance with generally accepted accounting principles are not presented as the information necessary to prepare such statements is neither readily available on an individual property basis nor practicable to obtain in these circumstances. Accordingly, the statement of revenues and direct operating expenses of the Predecessor Underlying Properties are presented in lieu of the financial statements otherwise required under Rules 3-01 and 3-02 of Regulation S-X by the Securities and Exchange Commission (“SEC”).

2. Significant Accounting Policies

(a) Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the statements of revenues and direct operating expenses. Actual balances and results could be different from those estimates.

(b) Revenue Recognition

Oil and natural gas revenues are recognized when such products have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibilities of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Revenues are reported net of royalties and other amounts due to third parties.

(c) Direct Operating Expenses

Direct operating expenses are recognized when incurred and consist of the direct expenses of operating the Predecessor Underlying Properties. Direct operating expenses include lease operating, gathering, processing, and production and other tax expenses. Lease operating expenses include the costs of maintaining and operating property and equipment on producing oil and natural gas leases and include field labor, insurance, maintenance, repairs, utilities and supplies, and well workover and field expenses. Gathering and processing expenses include the costs of oil and/or natural gas taken in-kind for the use of gas processing facilities as well as maintenance, repair, and other operating costs incurred in gathering the production. Production and other taxes consist of severance and ad valorem taxes. Production taxes are recorded at the time transfer of title occurs. Such taxes represent a fixed percentage of production and are calculated and paid to the state governments in accordance with applicable regulations.

3. Contingencies

The activities of the Predecessor Underlying Properties are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a materially adverse effect on the operations or financial results of the Predecessor Underlying Properties.

4. Cash Flow Information

Capital expenditures relating to the Predecessor Underlying Properties were approximately $7.8 million for the year ended December 31, 2010. Other cash flow information is not available on a stand-alone basis for the Predecessor Underlying Properties.

5. Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following unaudited supplemental oil and natural gas disclosures were derived from reserve reports which were prepared by Enduro’s reserve engineers and are presented in accordance with the Financial Accounting Standards Board ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”). The following unaudited supplemental information has been presented in accordance with the revised reserve estimation and disclosure rules.

Oil and Natural Gas Reserve Quantities

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing, and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, material revisions to existing reserve estimates may occur from time to time.

The following table presents the estimated remaining net proved and proved developed oil and natural gas reserves of the Predecessor Underlying Properties and changes therein for the year ended December 31, 2010.

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
January 1, 2010	104	54,609	9,205
Revisions of previous estimates	(61)	11,128	1,794
Production	(18)	(4,976)	(847)

December 31, 2010	25	60,761	10,152

Proved developed reserves as of:
December 31, 2010	25	30,294	5,074
Proved undeveloped reserves as of:
December 31, 2010	—	30,467	5,078

Standardized Measure of Discounted Future Net Cash Flows

Estimated discounted future net cash flows and changes therein were determined for the Predecessor Underlying Properties in accordance with ASC 932. Future cash inflows were computed by applying the average prices of oil and natural gas during the 12-month period to the period-end quantities of those proved reserves (with consideration of price changes only to the extent provided by contractual arrangements). The average prices were determined using the arithmetic average of the prices in effect on the first day of the month for each month within the period. This same 12-month average price was also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.

The prices per unit used for the Predecessor Underlying Properties’ proved reserves and future net revenues are as follows:

Oil (per Bbl)	$79.43
Natural gas (per Mcf)	$4.37

Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves based on period-end costs assuming continuation of existing economic conditions. No future income tax expense was computed as taxable income arising from the operations of the properties accrues to the owner. An annual discount rate of 10% was used to reflect the timing of the future net cash flows.

Discounted future cash flow estimates like those shown below are not intended to present, nor should they be interpreted to present, the fair value of the Predecessor Underlying Properties’ oil and natural gas properties. Estimates of fair value should also consider probable and possible reserves, anticipated future commodity prices, interest rates, changes in development and production costs, and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

The following table presents the estimates of the standardized measure of discounted future net cash flows from proved reserves of oil and natural gas for the year ended December 31, 2010 (in thousands).

Future cash inflows	$249,277
Future production costs	(56,146)
Future development costs	(51,674)

Future net cash flows	141,457
10% discount for estimating timing of cash flows	(72,263)

Standardized measure of discounted future net cash flows	$69,194

The following table presents the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2010 (in thousands).

Sales of oil and natural gas produced, net of production costs	$(15,078)
Net changes in prices and production costs	25,650
Revisions of previous quantity estimates	17,808
Development costs incurred during the period	7,779
Accretion of discount	4,567
Change in estimated future development costs	(17,147)
Timing and other	(60)

Net change in standardized measure	23,519
Standardized measure, beginning of year	45,675

Standardized measure, end of year	$69,194

SAMSON PERMIAN BASIN ASSETS

UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

Revenues:
Oil	$8,975
Natural gas	2,637

Total revenues	11,612

Direct operating expenses:
Lease operating	1,777
Gathering and processing	108
Production and other taxes	789

Total direct operating expenses	2,674

Excess of revenues over direct operating expenses	$8,938

The accompanying notes are an integral part of this statement.

SAMSON PERMIAN BASIN ASSETS

NOTES TO UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On January 5, 2011 (the “Acquisition Date”), Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in the Permian Basin in Texas and New Mexico (the “Samson Permian Basin Assets”) from Samson Investment Company and related subsidiaries (collectively, “Samson”) for a cash purchase price of approximately $133.8 million, subject to post-closing adjustments.

The accompanying unaudited statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of Enduro for periods subsequent to the Acquisition Date and of Samson for periods prior to the Acquisition Date.

During the periods presented, the Samson Permian Basin Assets were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying unaudited statement of revenues and direct operating expenses is not indicative of the financial condition or results of operations of the Samson Permian Basin Assets and such amounts may not be representative of future operations.

The unaudited statement of revenues and direct operating expenses does not represent a complete set of financial statements reflecting the financial position, results of operations, shareholders’ equity, and cash flows of the Samson Permian Basin Assets. In the opinion of management, the accompanying unaudited statement of revenues and direct operating expenses includes all adjustments considered necessary for fair presentation on the basis described above. All adjustments are of a normal recurring nature.

2. Contingencies

The activities of the Samson Permian Basin Assets are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a materially adverse effect on the operations or financial results of the Samson Permian Basin Assets.

3. Cash Flow Information

Capital expenditures relating to the Samson Permian Basin Assets were approximately $350,000 for the six months ended June 30, 2011. Other cash flow information is not available on a stand-alone basis for the Samson Permian Basin Assets.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of Enduro Resource Partners LLC:

We have audited the accompanying statement of revenues and direct operating expenses of the Samson Permian Basin Assets, described in Note 1, for the year ended December 31, 2010. This statement is the responsibility of Enduro Resource Partners LLC’s management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. We were not engaged to perform an audit of the internal controls over financial reporting of the revenues and direct operating expenses of the Samson Permian Basin Assets. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate for the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement reflects the revenues and direct operating expenses of the Samson Permian Basin Assets, as described in Note 1, and is not intended to be a complete presentation of the Samson Permian Basin Assets’ revenues and expenses.

In our opinion, the statement referred to above presents fairly, in all material respects, the revenues and direct operating expenses of the Samson Permian Basin Assets for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

May 9, 2011

SAMSON PERMIAN BASIN ASSETS

STATEMENTS OF REVENUES AND DIRECT OPERATING EXPENSES

YEAR ENDED DECEMBER 31, 2010

(in thousands)

Revenues:
Oil	$16,626
Natural gas	5,650

Total revenues	22,276

Direct operating expenses:
Lease operating	3,438
Gathering and processing	212
Production and other taxes	1,702

Total direct operating expenses	5,352

Excess of revenues over direct operating expenses	$16,924

The accompanying notes are an integral part of this statement.

SAMSON PERMIAN BASIN ASSETS

NOTES TO STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On January 5, 2011 (the “Acquisition Date”), Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in the Permian Basin in Texas and New Mexico (the “Samson Permian Basin Assets”) from Samson Investment Company and related subsidiaries (collectively, “Samson”) for a cash purchase price of approximately $133.8 million, subject to post-closing adjustments.

The accompanying statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of Samson for periods prior to the Acquisition Date.

During the period presented, the Samson Permian Basin Assets were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying statements of revenues and direct operating expenses are not indicative of the financial condition or results of operations of the Samson Permian Basin Assets and such amounts may not be representative of future operations.

Full separate financial statements prepared in accordance with generally accepted accounting principles are not presented as the information necessary to prepare such statements is neither readily available on an individual property basis nor practicable to obtain in these circumstances. Accordingly, the statement of revenues and direct operating expenses of the Samson Permian Basin Assets are presented in lieu of the financial statements otherwise required under Rules 3-01 and 3-02 of Regulation S-X by the Securities and Exchange Commission (“SEC”).

2. Significant Accounting Policies

(a) Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the statements of revenues and direct operating expenses. Actual balances and results could be different from those estimates.

(b) Revenue Recognition

Oil and natural gas revenues are recognized when such products have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibilities of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Revenues are reported net of royalties and other amounts due to third parties.

(c) Direct Operating Expenses

Direct operating expenses are recognized when incurred and consist of the direct expenses of operating the Samson Permian Basin Assets. Direct operating expenses include lease operating, gathering, processing, and production and other tax expenses. Lease operating expenses include the costs of maintaining and operating property and equipment on producing oil and natural gas leases and include field labor, insurance, maintenance, repairs, utilities and supplies, and well workover and field expenses. Gathering and processing expenses include the costs of oil and/or natural gas taken in-kind for the use of gas processing facilities as well as maintenance, repair, and other operating costs incurred in gathering the production. Production and other taxes consist of severance and ad valorem taxes. Production taxes are recorded at the time transfer of title occurs. Such taxes represent a fixed percentage of production and are calculated and paid to the state governments in accordance with applicable regulations.

3. Contingencies

The activities of the Samson Permian Basin Assets are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a materially adverse effect on the operations or financial results of the Samson Permian Basin Assets.

4. Cash Flow Information (Unaudited)

Capital expenditures relating to the Samson Permian Basin Assets were approximately $799,000 for the year ended December 31, 2010. Other cash flow information is not available on a stand-alone basis for the Samson Permian Basin Assets.

5. Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following unaudited supplemental oil and natural gas disclosures were derived from reserve reports which were prepared by Enduro’s reserve engineers and are presented in accordance with the Financial Accounting Standards Board ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”). The following unaudited supplemental information has been presented in accordance with the revised reserve estimation and disclosure rules.

Oil and Natural Gas Reserve Quantities

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing, and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, material revisions to existing reserve estimates may occur from time to time.

The following table presents the estimated remaining net proved and proved developed oil and natural gas reserves of the Samson Permian Basin Assets and changes therein, for the year ended December 31, 2010.

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
January 1, 2010	3,144	11,458	5,054
Revisions of previous estimates	120	379	183
Production	(216)	(1,056)	(392)

December 31, 2010	3,048	10,781	4,845

Proved developed reserves as of:
December 31, 2010	3,048	10,781	4,845

Standardized Measure of Discounted Future Net Cash Flows

Estimated discounted future net cash flows and changes therein were determined for the Samson Permian Basin Assets in accordance with ASC 932. Future cash inflows were computed by applying the average prices of oil and natural gas during the 12-month period to the period-end quantities of those proved reserves (with consideration of price changes only to the extent provided by contractual arrangements). The average prices were determined using the arithmetic average of the prices in effect on the first day of the month for each month within the period. This same 12-month average price was also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.

The prices per unit used for the Samson Permian Basin Assets’ proved reserves and future net revenues are as follows:

Oil (per Bbl)	$79.43
Natural gas (per Mcf)	$4.37

Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves based on period-end costs assuming continuation of existing economic conditions. No future income tax expense was computed as taxable income arising from the operations of the properties accrues to the owner. An annual discount rate of 10% was used to reflect the timing of the future net cash flows.

Discounted future cash flow estimates like those shown below are not intended to present, nor should they be interpreted to present, the fair value of the Samson Permian Basin Assets’ oil and natural gas properties. Estimates of fair value should also consider probable and possible reserves, anticipated future commodity prices, interest rates, changes in development and production costs, and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

The following table presents the estimates of the standardized measure of discounted future net cash flows from proved reserves of oil and natural gas for the year ended December 31, 2010 (in thousands).

Future cash inflows	$292,253
Future production costs	(107,372)

Future net cash flows	184,881
10% discount for estimating timing of cash flows	(99,927)

Standardized measure of discounted future net cash flows	$84,954

The following table presents the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2010 (in thousands).

Sales of oil and natural gas produced, net of production costs	$(16,924)
Net changes in prices and production costs	25,022
Revisions of previous quantity estimates	3,361
Accretion of discount	6,888
Timing and other	(2,276)

Net change in standardized measure	16,071
Standardized measure, beginning of year	68,883

Standardized measure, end of year	$84,954

CONOCOPHILLIPS PERMIAN BASIN ASSETS

UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

Revenues:
Oil	$33,259
Natural gas	3,309

Total revenues	36,568

Direct operating expenses:
Lease operating	8,833
Gathering and processing	98
Production and other taxes	2,986

Total direct operating expenses	11,917

Excess of revenues over direct operating expenses	$24,651

The accompanying notes are an integral part of this statement.

CONOCOPHILLIPS PERMIAN BASIN ASSETS

NOTES TO UNAUDITED STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On February 28, 2011 (the “Acquisition Date”), Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in the Permian Basin in Texas and New Mexico (the “ConocoPhillips Permian Basin Assets”) from ConocoPhillips Company and a related subsidiary (collectively, “ConocoPhillips”) for a cash purchase price of approximately $314.2 million, subject to post-closing adjustments.

The accompanying unaudited statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of Enduro for periods subsequent to the Acquisition Date and of ConocoPhillips for periods prior to the Acquisition Date.

During the periods presented, the ConocoPhillips Permian Basin Assets were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying unaudited statement of revenues and direct operating expenses is not indicative of the financial condition or results of operations of the ConocoPhillips Permian Basin Assets and such amounts may not be representative of future operations.

The unaudited statement of revenues and direct operating expenses does not represent a complete set of financial statements reflecting the financial position, results of operations, shareholders’ equity, and cash flows of the ConocoPhillips Permian Basin Assets. In the opinion of management, the accompanying unaudited statement of revenues and direct operating expenses includes all adjustments considered necessary for fair presentation on the basis described above. All adjustments are of a normal recurring nature.

2. Contingencies

The activities of the ConocoPhillips Permian Basin Assets are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a material adverse effect on the operations or financial results of the ConocoPhillips Permian Basin Assets.

3. Cash Flow Information

Capital expenditures relating to the ConocoPhillips Permian Basin Assets were approximately $16.3 million for the six months ended June 30, 2011. Other cash flow information is not available on a stand-alone basis for the ConocoPhillips Permian Basin Assets.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of Enduro Resource Partners LLC:

We have audited the accompanying statement of revenues and direct operating expenses of the ConocoPhillips Permian Basin Assets, described in Note 1, for the year ended December 31, 2010. This statement is the responsibility of Enduro Resource Partners LLC’s management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. We were not engaged to perform an audit of the internal controls over financial reporting of the revenues and direct operating expenses of the ConocoPhillips Permian Basin Assets. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate for the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

The accompanying statement reflects the revenues and direct operating expenses of the ConocoPhillips Permian Basin Assets, as described in Note 1, and is not intended to be a complete presentation of the ConocoPhillips Permian Basin Assets’ revenues and expenses.

In our opinion, the statement referred to above presents fairly, in all material respects, the revenues and direct operating expenses of the ConocoPhillips Permian Basin Assets for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

May 9, 2011

CONOCOPHILLIPS PERMIAN BASIN ASSETS

STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

YEAR ENDED DECEMBER 31, 2010

(in thousands)

Revenues:
Oil	$52,062
Natural gas	7,025

Total revenues	59,087

Direct operating expenses:
Lease operating	16,657
Gathering and processing	243
Production and other taxes	4,994

Total direct operating expenses	21,894

Excess of revenues over direct operating expenses	$37,193

The accompanying notes are an integral part of this statement.

CONOCOPHILLIPS PERMIAN BASIN ASSETS

NOTES TO STATEMENT OF REVENUES AND DIRECT OPERATING EXPENSES

1. Basis of Presentation

On February 28, 2011, Enduro Resource Partners LLC (“Enduro”) completed the acquisition of certain oil and natural gas properties located in the Permian Basin in Texas and New Mexico (the “ConocoPhillips Permian Basin Assets”) from ConocoPhillips Company and a related subsidiary (collectively, “ConocoPhillips”) for a cash purchase price of approximately $314.2 million, subject to post-closing adjustments.

The accompanying statement of revenues and direct operating expenses is presented on the accrual basis of accounting and was derived from the historical accounting records of ConocoPhillips.

During the period presented, the ConocoPhillips Permian Basin Assets were not accounted for as a separate division and therefore certain costs such as depletion, depreciation, and amortization, accretion of asset retirement obligations, general and administrative expenses, interest, income taxes, and other expenses of an indirect nature were not allocated to the individual properties. Any attempt to allocate such indirect expenses would require significant and judgmental allocations, which would be arbitrary and would not be indicative of the performance of the properties had they been owned by Enduro. As a result of the exclusion of these various expenses, the accompanying statement of revenues and direct operating expenses are not indicative of the financial condition or results of operations of the ConocoPhillips Permian Basin Assets and such amounts may not be representative of future operations.

Full separate financial statements prepared in accordance with generally accepted accounting principles are not presented as the information necessary to prepare such statements is neither readily available on an individual property basis nor practicable to obtain in these circumstances. Accordingly, the statement of revenues and direct operating expenses of the ConocoPhillips Permian Basin Assets are presented in lieu of the financial statements otherwise required under Rules 3-01 and 3-02 of Regulation S-X by the Securities and Exchange Commission (“SEC”).

2. Significant Accounting Policies

(a) Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the statements of revenues and direct operating expenses. Actual balances and results could be different from those estimates.

(b) Revenue Recognition

Oil and natural gas revenues are recognized when such products have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibilities of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Revenues are reported net of royalties and other amounts due to third parties.

(c) Direct Operating Expenses

Direct operating expenses are recognized when incurred and consist of the direct expenses of operating the ConocoPhillips Permian Basin Assets. Direct operating expenses include lease operating, gathering, processing, and production and other tax expenses. Lease operating expenses include the costs of maintaining and operating property and equipment on producing oil and natural gas leases and include field labor, insurance, maintenance, repairs, utilities and supplies, and well workover and field expenses. Gathering and processing expenses include the costs of oil and/or natural gas taken in- kind for the use of gas processing facilities as well as maintenance, repair, and other operating costs incurred in gathering the production. Production and other taxes consist of severance and ad valorem taxes. Production taxes are recorded at the time transfer of title occurs. Such taxes represent a fixed percentage of production and are calculated and paid to the state governments in accordance with applicable regulations.

3. Contingencies

The activities of the ConocoPhillips Permian Basin Assets are subject to potential claims and litigation in the normal course of operations. Enduro’s management does not believe that any liability resulting from any pending or threatened litigation will have a materially adverse effect on the operations or financial results of the ConocoPhillips Permian Basin Assets.

4. Cash Flow Information (Unaudited)

Capital expenditures relating to the ConocoPhillips Permian Basin Assets were approximately $17.4 million for the year ended December 31, 2010. Other cash flow information is not available on a stand-alone basis for the ConocoPhillips Permian Basin Assets.

5. Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following unaudited supplemental oil and natural gas disclosures were derived from reserve reports which were prepared by Enduro’s reserve engineers and are presented in accordance with the Financial Accounting Standards Board ASC Topic 932, Extractive Activities—Oil and Gas (“ASC 932”). The following unaudited supplemental information has been presented in accordance with the revised reserve estimation and disclosure rules.

Oil and Natural Gas Reserve Quantities

Proved reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing, and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The process of estimating quantities of oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reserve. Consequently, material revisions to existing reserve estimates may occur from time to time.

The following table presents the estimated remaining net proved and proved developed oil and natural gas reserves of the ConocoPhillips Permian Basin Assets and changes therein, for the year ended December 31, 2010.

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBOE)
January 1, 2010	8,921	10,055	10,597
Revisions of previous estimates	1,477	1,784	1,774
Production	(705)	(1,139)	(895)

December 31, 2010	9,693	10,700	11,476

Proved developed reserves as of:
December 31, 2010	9,314	9,407	10,882
Proved undeveloped reserves as of:
December 31, 2010	379	1,293	594

Standardized Measure of Discounted Future Net Cash Flows

Estimated discounted future net cash flows and changes therein were determined for the ConocoPhillips Permian Basin Assets in accordance with ASC 932. Future cash inflows were computed by applying the average prices of oil and natural gas during the 12-month period to the period-end quantities of those proved reserves (with consideration of price changes only to the extent provided by contractual arrangements). The average prices were determined using the arithmetic average of the prices in effect on the first day of the month for each month within the period. This same 12-month average price was also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.

The prices per unit used for the ConocoPhillips Permian Basin Assets’ proved reserves and future net revenues are as follows:

Oil (per Bbl)	$79.43
Natural gas (per Mcf)	$4.37

Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves based on period-end costs assuming continuation of existing economic conditions. No future income tax expense was computed as taxable income arising from the operations of the properties accrues to the owner. An annual discount rate of 10% was used to reflect the timing of the future net cash flows.

Discounted future cash flow estimates like those shown below are not intended to present, nor should they be interpreted to present, the fair value of the ConocoPhillips Permian Basin Assets’ oil and natural gas properties. Estimates of fair value should also consider probable and possible reserves, anticipated future commodity prices, interest rates, changes in development and production costs, and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

The following table presents the estimates of the standardized measure of discounted future net cash flows from proved reserves of oil and natural gas for the year ended December 31, 2010 (in thousands).

Future cash inflows	$788,822
Future production costs	(407,974)
Future development costs	(6,000)
Future net cash flows	374,848

10% discount for estimating timing of cash flows	(179,827)

Standardized measure of discounted future net cash flows	$195,021

The following table presents the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2010 (in thousands).

Extensions and discoveries, net of future development costs	$11,065
Sales of oil and natural gas produced, net of production costs	(37,193)
Net changes in prices and production costs	69,967
Revisions of previous quantity estimates	21,549
Accretion of discount	12,741
Change in estimated future development costs	(5,721)
Timing and other	(4,793)

Net change in standardized measure	67,615
Standardized measure, beginning of year	127,406

Standardized measure, end of year	$195,021

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2012, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012. The independent registered public accounting firm of Ernst & Young LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee of Enduro Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles as described in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with a modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with the authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enduro Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012 and for the period from May 3, 2011 (Inception) to December 31, 2011 of Enduro Royalty Trust, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 18, 2013

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

Audit Committee and Nominating Committee

Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and has not adopted a code of ethics applicable to such persons.

Item 11.	Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. The Net Profits Interest was conveyed to the Trust on November 8, 2011. During the year ended December 31, 2012, the Trustee received $213,202 in administrative fees from the Trust. During the period from Inception through December 31, 2011, the Trustee did not receive any administrative fees from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Enduro Resource Partners LLC	19,800,000	(1)	60.0%
Carlyle Group Management, L.L.C.	19,800,000	(2)	60.0%

(1)	Reference is hereby made to the Schedule 13D filed by the reporting person on November 18, 2011 for additional information regarding the beneficial ownership of the reporting person.
(2)	Reference is hereby made to the Form 3 filed by the reporting person on May 11, 2012 for additional information regarding the beneficial ownership of the reporting person.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

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

Registration Rights Agreement. The Trust entered into a Registration Rights Agreement with Enduro dated as of November 8, 2011 and amended by Amendment No. 1 on November 8, 2012 in connection with the initial public offering of Trust Units and Enduro’s conveyance to the Trust of the Net Profits Interest whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are filed as exhibits to this report.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the year ended December 31, 2012 and for the period from Inception through December 31, 2011, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2013.

The following table presents the aggregate fees billed to the Trust for the year ended December 31, 2012 and for the period from Inception through December 31, 2011 by Ernst & Young, LLP:

	2012	2011
Audit fees(1)	$130,000	$125,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$130,000	$125,000

(1)	Fees for audit services consisted of the audit of the Trust’s financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

March 18, 2013

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

Appendix A

January 18, 2013

Mr. Mike Ulrich

Enduro Royalty Trust

The Bank of New York Mellon Trust Company, N.A., Trustee

919 Congress Avenue, Suite 500

Austin, TX 78701

Re:

Evaluation—Total Proved Reserves

Enduro Royalty Trust Net Profit Interests

Derived From Enduro Resource Partners LLC

Underlying Properties Total Controlled Interests

Texas, Louisiana and New Mexico Properties

Using Yearend SEC Prices as of December 31, 2012

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Dear Mr. Ulrich:

As requested, this report was prepared on January 18, 2013 for Enduro Royalty Trust (“Trust”) for the purpose of submitting our estimates of total proved reserves and forecasts of economics attributable to the Trust net profits interests. We evaluated 100% of the Trust reserves, which are made up of oil and gas properties in Texas, Louisiana and New Mexico controlled by Enduro Resource Partners (“Company”). This evaluation utilized an effective date of December 31, 2012, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission (SEC). Composite summaries of the proved reserves for both the total controlled interests and the net profits interests are presented below.

Total Controlled Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	– Mbbl	12,138.9	28.8	0.0	12,167.7
Gas	– MMcf	41,698.3	27.0	13,402.1	55,127.4
Revenue
Oil	– M$	1,037,886.1	2,392.6	0.0	1,040,278.8
Gas	– M$	158,935.2	63.2	33,932.0	192,930.5
Net Taxes	– M$	100,667.8	216.4	1,963.7	102,847.9
Operating Expenses	– M$	494,013.2	606.0	11,116.6	505,735.8
Investments	– M$	0.0	0.0	18,250.6	18,250.6
Net Operating Income (BFIT)	– M$	602,140.6	1,633.4	2,601.1	606,374.9
Discounted at 10%	– M$	299,673.3	1,003.0	-3,436.1	297,240.2

Enduro Royalty Trust

January 18, 2013

Net Profits Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	– Mbbl	5,307.0	17.0	0.0	5,324.0
Gas	– MMcf	19,264.0	15.0	1,050.0	20,329.0
Revenue
Oil	– M$	453,385.0	1,397.0	0.0	454,782.0
Gas	– M$	72,560.0	36.0	2,658.0	75,253.0
Net Taxes	– M$	44,235.0	127.0	579.0	44,941.0
Operating Expenses	– M$	0.0	0.0	0.0	0.0
Investments	– M$	0.0	0.0	0.0	0.0
Net Operating Income (BFIT)	– M$	481,711.0	1,307.0	2,078.0	485,097.0
Discounted at 10%	– M$	239,739.0	802.0	-2,750.0	237,791.0

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

Hydrocarbon Pricing

The base SEC oil and gas prices calculated for December 31, 2012 were $94.71/bbl and $2.75/MMBTU, respectively. As specified by the SEC, a company must use a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. The base oil price is based upon WTI-Cushing spot prices (EIA) during 2012 and the base gas price is based upon Henry Hub spot prices (EIA) during 2012.

The base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $85.50 per barrel for oil and $3.50 per MCF for gas. All economic factors were held constant in accordance with SEC guidelines.

Enduro Royalty Trust

January 18, 2013

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

This evaluation includes 13 proved undeveloped locations based in various fields in Louisiana. Each of these drilling locations proposed as part of the Company’s development plan conforms to the proved undeveloped standards as set forth by the SEC. In our opinion, the Company has indicated they have every intent to complete this development plan within the next five years. Furthermore, the Company has demonstrated that they have the proper company staffing, financial backing and prior development success to ensure this five year development plan will be fully executed.

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

Enduro Royalty Trust

January 18, 2013

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

Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. This evaluation was supervised by Robert D. Ravnaas, President at Cawley, Gillespie & Associates, Inc. and a State of Texas Licensed Professional Engineer (License #61304). We do not own an interest in the properties or Enduro Resource Partners LLC or Enduro Royalty Trust and are not employed on a contingent basis. We have used all methods and procedures that we consider necessary under the circumstances to prepare this report. Our work-papers and related data utilized in the preparation of these estimates are available in our office. We consent to the filing of this report as an exhibit to the Annual Report on Form 10-K of Enduro Royalty Trust for the year end December 31, 2012.

Yours very truly,

Robert D. Ravnaas, P.E.
President
CAWLEY, GILLESPIE & ASSOCIATES, INC.
Texas Registered Engineering Firm (F-693)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.