Form 10-Q
period 2013-03-31
Enduro Royalty Trust
filed 2013-05-03
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

NYMEX—New York Mercantile Exchange.

NYSE—New York Stock Exchange.

Plugging and abandonment—Activities to remove production equipment and seal off a well at the end of a well’s economic life.

Proved developed reserves—Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves—Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$126,287	$194,538
Net profits interest in oil and natural gas properties, net	618,295,996	637,650,739

Total assets	$618,422,283	$637,845,277

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$618,422,283	$637,845,277

Total liabilities and Trust corpus	$618,422,283	$637,845,277

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
Income from net profits interest	$11,212,756	$14,469,220
Interest income	75	96
General and administrative expenses	(218,360)	(344,618)
Cash reserves used for Trust expenses	68,251	94,507

Distributable income	$11,062,722	$14,219,205

Distributable income per unit (33,000,000 units)	$0.335234	$0.430885

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$637,845,277	$713,723,835
Cash reserves used for Trust expenses	(68,251)	(94,507)
Distributable income	11,062,722	14,219,205
Distributions to unitholders	(11,062,722)	(14,219,205)
Amortization of net profits interest	(19,354,743)	(18,653,889)

Trust corpus, end of period	$618,422,283	$694,975,439

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION OF THE TRUST

Formation of the Trust

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At March 31, 2013 the Trust had $126,287 of cash and cash equivalents, a decrease of $68,251 from the December 31, 2012 cash and cash equivalents balance of $194,538. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At March 31, 2013 and December 31, 2012, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering and as of March 31, 2013 and December 31, 2012, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

2. BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012 which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

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

NOTES TO FINANCIAL STATEMENTS—Continued

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

3. NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of March 31, 2013 and December 31, 2012 was $107,704,004 and $88,349,261, respectively.

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

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of March 31, 2013:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$4.97	4,000	$5.00	$5.08

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of March 31, 2013:

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the trustee at www.enduroroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

NOTES TO FINANCIAL STATEMENTS—Continued

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Three Months Ended March 31, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
Three Months Ended March 31, 2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435

7. RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the three months ended March 31, 2013 and 2012, the Trust paid $50,451and $60,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

8. SUBSEQUENT EVENTS

On April 12, 2013, the distribution of $0.056553 per Trust Unit, which was declared on March 18, 2013, was paid to Trust unitholders owning Trust Units as of March 28, 2013. The distribution consisted of net profits allocable to the Trust of $1,916,265, less cash reserves withheld for future Trust expenses of approximately $50,000.

On April 19, 2013, the Trust declared a distribution of $0.124518 per unit to unitholders of record as of April 30, 2013. The distribution is expected to be paid to unitholders on May 14, 2013.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2012 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the impact of hedge contracts;

•	conditions in the capital markets;

•	competition in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act in May 2011. The business and affairs of the Trust are administered by the Trustee. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The Delaware Trustee has only minimal rights and duties that are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Gross profits:
Oil sales	$19,705,888	$22,999,135	(14%)
Natural gas sales	7,589,007	10,674,896	(29%)

Total	27,294,895	33,674,031	(19%)
Costs:
Direct operating expenses:
Lease operating expenses	7,900,000	8,450,000	(7%)
Compression, gathering and transportation	1,050,000	1,160,000	(9%)
Production, ad valorem and other taxes	1,925,000	2,345,000	(18%)
Development expenses	5,100,000	5,594,020	(9%)

Total	15,975,000	17,549,020	(9%)
Settlement of hedge contracts	2,696,050	1,961,514	37%

Net profits	$14,015,945	$18,086,525	(23%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$11,212,756	$14,469,220	(23%)
Trust general and administrative expenses and cash withheld for expenses	150,034	250,015	(40%)

Distributable income	$11,062,722	$14,219,205	(22%)

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	229,272	265,992	(14%)
Natural Gas (Mcf)	2,513,630	2,524,131	(0%)
Combined (BOE)	648,210	686,681	(6%)

Average Prices:
Oil—NYMEX (September-November) ($/Bbl)	$90.38	$89.63	1%
Oil Differential	$(4.43)	$(3.16)	40%

Oil prices realized ($/Bbl)	$85.95	$86.47	(1%)

Natural gas—NYMEX (August-October) ($/Mcf)	$2.89	$4.00	(28%)
Differential	$0.13	$0.23	(43%)

Natural gas prices realized ($/Mcf)	$3.02	$4.23	(29%)

Net profits income received by the Trust amounted to $11.2 million for the quarter ended March 31, 2013, a decrease of $3.3 million, or 23%, from the $14.5 million for the first quarter of 2012. The decrease was primarily due to a reduction in oil volumes for the first quarter of 2013 as compared to the first quarter of 2012 as well as a significant decline in NYMEX natural gas prices, which caused a 29% reduction in the average price received for sales of natural gas.

Oil sales included in the first quarter 2013 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September to November of 2012. As compared to the first quarter of 2012, oil sales decreased 14% as a result of a decline in oil volumes and an increase in the oil differential, thereby reducing the price received for oil volumes. Oil volumes were lower due to the timing of payments received from third parties for the Underlying Properties. During the first quarter of 2012, Enduro was continuing to receive payments for oil production from the effective date of the Trust of June 1, 2011, resulting in higher oil volumes reported in that period. Oil volumes decreased 36.7 MBbls from 266.0 MBbls for the quarter ended March 31, 2012. Of these volumes reported in the first quarter of 2012, 24.0 MBbls related to June to August 2011 oil produced, for which payments generally would have been received in the fourth quarter 2011. In addition to reduced volumes, the wellhead price received for oil volumes declined for the first quarter of 2013 as compared to the first quarter of 2012. During the months represented by the first quarter of 2013 net profits interest calculation, average oil prices decreased by $0.52 per Bbl as a result of wider than historical basis differentials in the Permian Basin. Basis differentials were wider than normal through February 2013.

Natural gas sales included in the first quarter 2013 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from August to October of 2012. Natural gas sales decreased 29% from the net profits interest calculation for the quarter ended March 31, 2012 to the quarter ended March 31, 2013 due to a $1.21 per Mcf decrease in realized prices.

Direct operating expenses decreased 9% from the first quarter of 2012 net profits interest distribution calculation to the first quarter of 2013 primarily due to lower sales volumes, which decreased lease operating and transportation expenses incurred. Production, ad valorem and other taxes decreased 18% from the quarter ended March 31, 2012 to the quarter ended March 31, 2013 mainly due to lower sales prices received. Capital development expenses decreased $0.5 million to $5.1 million in the first quarter of 2013 as compared to the first quarter of 2012 due to fewer drilling projects. The net profits interest calculation for the three months ended March 31, 2012 included capital for several wells being drilled in the Haynesville Shale. Capital development expenses for the three months ended March 31, 2013 primarily relate to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico.

General and administrative expenses and cash withheld for expenses decreased $0.1 million from the first quarter 2012 net profits interest calculation to the first quarter 2013 calculation. General and administrative expenses for the three months ended March 31, 2012 were higher primarily due to initial listing fees for the Trust on the NYSE.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. Since the Trust’s formation, it has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Distributions Declared After Quarter End

On April 19, 2013, the Trust declared a distribution of $0.124518 per unit to unitholders of record as of April 30, 2013. The distribution is expected to be paid to unitholders on May 14, 2013.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Sensitivity

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust, Enduro entered into hedge contracts with respect to approximately 41% and 67% of expected oil and natural gas production, respectively, for 2013 from the total proved reserves attributable to the Underlying Properties as of December 31, 2012. The commodity derivative contracts are discussed further in Note 4 of the Notes to Financial Statements included in “Item 1. Financial Statements.”

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors occurred during the three months ended March 31, 2013.

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

Date: May 3, 2013

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