Form 10-Q
period 2013-06-30
Enduro Royalty Trust
filed 2013-08-09
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

Recompletion—The completion for production of an existing wellbore in another formation from which that well has been previously completed.

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$40,322	$194,538
Net profits interest in oil and natural gas properties, net	600,720,023	637,650,739

Total assets	$600,760,345	$637,845,277

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$600,760,345	$637,845,277

Total liabilities and Trust corpus	$600,760,345	$637,845,277

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from net profits interest	$9,295,577	$15,232,110	$20,508,333	$29,701,330
Interest income	—	87	75	183
General and administrative expenses	(210,974)	(359,518)	(429,334)	(704,136)
Cash reserves used (withheld) for Trust expenses	85,965	(15,551)	154,216	78,956

Distributable income	$9,170,568	$14,857,128	$20,233,290	$29,076,333

Distributable income per unit (33,000,000 units)	$0.277896	$0.450216	$0.613130	$0.881101

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$618,422,283	$694,975,439	$637,845,277	$713,723,835
Cash reserves withheld (used) for Trust expenses	(85,965)	15,551	(154,216)	(78,956)
Distributable income	9,170,568	14,857,128	20,233,290	29,076,333
Distributions to unitholders	(9,170,568)	(14,857,128)	(20,233,290)	(29,076,333)
Amortization of net profits interest	(17,575,973)	(17,937,921)	(36,930,716)	(36,591,810)

Trust corpus, end of period	$600,760,345	$677,053,069	$600,760,345	$677,053,069

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At June 30, 2013, the Trust had $40,322 of cash and cash equivalents, a decrease of $154,216 from the December 31, 2012 cash and cash equivalents balance of $194,538. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At June 30, 2013 and December 31, 2012, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering and as of June 30, 2013 and December 31, 2012, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

2.	BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012 which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments that are necessary for a fair presentation of the interim periods presented and include all the disclosures necessary to make the information presented not misleading.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; general and administrative expenses are recorded when paid instead of when incurred; cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of June 30, 2013 and December 31, 2012 was $125,279,977 and $88,349,261, respectively.

4.	COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 41% and 67% of expected oil and natural gas production, respectively, for 2013 from the total proved reserves attributable to the Underlying Properties as of December 31, 2012. These hedge contracts include a combination of fixed price swaps, collars and floors. These contracts reduce the exposure of the revenues from oil and natural gas production from the Underlying Properties; however, these contracts also limit the amount of cash available for distribution if prices increase above the fixed hedge price. For production periods after December 31, 2013, none of the production attributable to the Underlying Properties will be hedged.

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of June 30, 2013:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$5.05	4,000	$5.00	$5.10

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of June 30, 2013:

	Three-Way Collars
Period	Daily Volumes	Average Sub- Floor Price	Average Floor Price	Average Cap Price	Daily Swap Volumes	Average Swap Price
	(Bbls)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbls)	($/Bbl)
2013	500	$67.50	$90.00	$110.00	510	$102.97

The amounts received by Enduro from the hedge contract counterparties upon settlement of the hedge contracts reduce the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties reduce the amount of net profits paid to the Trust.

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

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Six Months Ended June 30, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
Six Months Ended June 30, 2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649

7.	RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the three and six months ended June 30, 2013, the Trust paid $50,000 and $100,451 respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, the Trust paid $50,000 and $110,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

The Trust is party to a registration rights agreement pursuant to which the Trust has agreed, for the benefit of Enduro and any transferee of Enduro’s Trust Units, to register the trust units they hold. On May 24, 2013, pursuant to the registration rights agreement, the Trust filed a registration statement on Form S-3 registering the offering by Enduro of 19,800,000 Trust Units. The registration statement became effective on June 10, 2013. Enduro will bear all costs and expenses incidental to the registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

8.	SUBSEQUENT EVENTS

On July 15, 2013, the distribution of $0.128817 per Trust Unit, which was declared on June 18, 2013, was paid to Trust unitholders owning Trust Units as of June 28, 2013. The distribution consisted of net profits allocable to the Trust of $4,300,956, less cash reserves withheld for future Trust expenses of approximately $50,000.

On July 19, 2013, the Trust declared a distribution of $0.133930 per unit to unitholders of record as of July 31, 2013. The distribution is expected to be paid to unitholders on August 14, 2013.

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

In connection with the closing of the Trust’s initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the three months ended June 30, 2013 and 2012 was determined as shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
Gross profits:
Oil sales	$17,571,781	$24,217,356	(27%)
Natural gas sales	7,759,547	8,675,977	(11%)

Total	25,331,328	32,893,333	(23%)

Costs:
Direct operating expenses:
Lease operating expenses	7,950,000	8,013,716	(1%)
Compression, gathering and transportation	825,000	1,068,270	(23%)
Production, ad valorem and other taxes	1,575,000	2,864,989	(45%)
Development expenses	5,750,000	4,697,640	22%

Total	16,100,000	16,644,615	(3%)

Settlement of hedge contracts	2,388,143	2,791,420	(14%)

Net profits	$11,619,471	$19,040,138	(39%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$9,295,577	$15,232,110	(39%)
Trust general and administrative expenses and cash withheld for expenses	125,009	374,982	(67%)

Distributable income	$9,170,568	$14,857,128	(38%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the Net Profits Interest calculation for distributions paid during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
Underlying Properties Production Volumes:
Oil (Bbls)	222,831	249,963	(11%)
Natural Gas (Mcf)	2,194,839	2,462,172	(11%)
Combined (BOE)	588,638	660,325	(11%)
Average Prices:
Oil—NYMEX (December-February) ($/Bbl)	$92.78	$100.29	(7%)
Oil Differential	$(13.92)	$(3.41)	308%

Oil prices realized ($/Bbl)	$78.86	$96.88	(19%)

Natural gas—NYMEX (November-January) ($/Mcf)	$3.51	$3.32	6%
Differential	$0.03	$0.20	(85%)

Natural gas prices realized ($/Mcf)	$3.54	$3.52	1%

Net profits income received by the Trust amounted to $9.3 million for the quarter ended June 30, 2013, a decrease of $5.9 million, or 39%, from the $15.2 million for the second quarter of 2012. The decrease was due to a reduction in oil and natural gas volumes as well as a reduction in the oil prices realized in the second quarter of 2013 as compared to the second quarter of 2012. In addition to NYMEX oil prices that were 7% lower for the relevant production periods compared to the same periods in 2012, average oil prices received during the periods represented by the second quarter 2013 distribution were impacted by wider than historical basis differentials in the Permian Basin. As a result, realized oil prices declined by 19%.

Oil sales included in the second quarter 2013 net profits interest calculation primarily relate to oil produced from the Underlying Properties from December 2012 to February 2013. As compared to the second quarter of 2012, oil sales decreased 27% as a result of a decline in oil volumes and an increase in the oil differential, thereby reducing the price received for oil volumes. During the months represented by the second quarter of 2013 net profits interest calculation, wellhead prices received for oil volumes decreased by $18.02 per Bbl primarily as a result of wider than historical basis differentials in the Permian Basin. Basis differentials in the Permian Basin were wider than historical levels through February 2013 production but began narrowing to return to normal levels in March 2013.

Natural gas sales included in the second quarter 2013 net profits interest calculation primarily relate to natural gas produced from the Underlying Properties from November 2012 to January 2013. Natural gas sales decreased 11% from the net profits interest calculation for the quarter ended June 30, 2012 to the quarter ended June 30, 2013 due to a decrease in gas production of 11%. Natural gas volumes reported during the second quarter of 2013 were lower as a result of the natural decline of wells located in north Louisiana. Although NYMEX natural gas prices increased from the second quarter of 2012 to the second quarter of 2013, the differential decreased, resulting in realized wellhead prices remaining consistent for the two periods.

Direct operating expenses included in the second quarter 2013 net profits interest calculation relate to expenses incurred from January to March 2013. Direct operating expenses decreased 3% from the second quarter of 2012 net profits interest distribution calculation to the second quarter of 2013 primarily due to lower sales volumes, which decreased transportation and production tax expenses incurred. Production, ad valorem and other taxes decreased 45% from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 primarily due to lower sales prices received. In addition, during the second quarter of 2012, additional expenses were recorded to production, ad valorem and other taxes as a result of higher than estimated actual expenses during prior periods. Capital development expenses increased $1.1 million to $5.8 million in the second quarter of 2013 as compared to the second quarter of 2012 due to an increase in oil drilling projects in which Enduro owns higher interests. Capital development expenses for the three months ended June 30, 2013 primarily relate to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico, in which Enduro owns a 50% working interest. The net profits interest calculation for the three months ended June 30, 2012 included capital for natural gas wells being drilled in the Haynesville Shale.

General and administrative expenses and cash withheld for expenses decreased $0.2 million from the second quarter 2012 net profits interest calculation to the second quarter 2013 calculation. General and administrative expenses for the three months ended June 30, 2012 were higher primarily due to payment for the Trust’s 2011 year-end financial statement audit as well as 2012 annual listing fees for the Trust on the NYSE.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net profits income for the six months ended June 30, 2013 and 2012 was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Gross profits:
Oil sales	$37,277,669	$47,216,491	(21%)
Natural gas sales	15,348,554	19,350,873	(21%)

Total	52,626,223	66,567,364	(21%)

Costs:
Direct operating expenses:
Lease operating expenses	15,850,000	16,463,716	(4%)
Compression, gathering and transportation	1,875,000	2,228,270	(16%)
Production, ad valorem and other taxes	3,500,000	5,209,989	(33%)
Development expenses	10,850,000	10,291,660	5%

Total	32,075,000	34,193,635	(6%)

Settlement of hedge contracts	5,084,193	4,752,934	7%

Net profits	$25,635,416	$37,126,663	(31%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$20,508,333	$29,701,330	(31%)
Trust general and administrative expenses and cash withheld for expenses	275,043	624,997	(56%)

Distributable income	$20,233,290	$29,076,333	(30%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	452,103	515,955	(12%)
Natural Gas (Mcf)	4,708,469	4,986,303	(6%)
Combined (BOE)	1,236,848	1,347,006	(8%)
Average Prices:
Oil—NYMEX (September-February) ($/Bbl)	$91.58	$94.96	(4%)
Oil Differential	$(9.13)	$(3.45)	165%

Oil prices realized ($/Bbl)	$82.45	$91.51	(10%)

Natural gas—NYMEX (August-January) ($/Mcf)	$3.20	$3.66	(13%)
Differential	$0.06	$0.22	(73%)

Natural gas prices realized ($/Mcf)	$3.26	$3.88	(16%)

Net profits income received by the Trust amounted to $20.5 million for the six months ended June 30, 2013, a decrease of $9.2 million, or 31%, from the $29.7 million for the first six months of 2012. The decrease was due to a reduction in oil and natural gas volumes as well as a reduction in the oil and natural gas prices realized in the first six months of 2013 as compared to the first six months of 2012. In addition to NYMEX oil prices that were 4% lower for the relevant production periods compared to the same periods in 2012, average oil prices received during the periods represented by the first half of 2013 distribution were impacted by wider than historical basis differentials in the Permian Basin. As a result, realized oil prices declined by 10%.

Oil sales included in the first six months of 2013 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September 2012 to February 2013. As compared to the first six months of 2012, oil sales decreased 21% as a result of a decline in oil volumes and an increase in the oil differential, thereby reducing the price received for oil volumes. Oil volumes declined partially due to the timing of payments received from third parties for the Underlying Properties. During the first half of 2012, Enduro was continuing to receive payments for oil production from the effective date of the Trust of June 1, 2011, resulting in higher oil volumes reported for that period. Oil volumes decreased 63.9 MBbls in the first six months of 2013 from 516.0 MBbls for the first six months of 2012. Of these volumes reported in the first six months of 2012, 24.0 MBbls related to June to August 2011 oil produced, for which payments generally would have been received in the fourth quarter 2011. In addition to reduced volumes, the wellhead price received for oil volumes declined for the first six months of 2013 as compared to the first six months of 2012. During the months represented by the first six months of 2013 net profits interest calculation, average oil prices decreased by $9.06 per Bbl primarily as a result of wider than historical basis differentials in the Permian Basin. Basis differentials in the Permian Basin were wider than historical levels through February 2013 production but began narrowing to return to normal levels in March 2013.

Natural gas sales included in the first six months of 2013 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from August 2012 to January 2013. Natural gas sales decreased 21% from the net profits interest calculation for the six months ended June 30, 2012 to the six months ended June 30, 2013 due to a 6% reduction in natural gas volumes and a $0.62 per Mcf decrease in realized prices. Natural gas volumes reported during the second quarter of 2013 were lower as a result of the natural decline of wells located in north Louisiana. In addition to a 13% decline in NYMEX natural gas prices from the first half of 2012 to the first half of 2013, differentials widened over the time period.

Direct operating expenses decreased 6% from the first half of 2012 net profits interest distribution calculation to the first half of 2013 primarily due to lower sales volumes, which decreased lease operating, production tax and transportation expenses incurred. Production, ad valorem and other taxes decreased 33% from the six months ended June 30, 2012 to the six months ended June 30, 2013 mainly due to lower sales prices received. In addition, during the first half of 2012, additional expenses were recorded to production, ad valorem and other taxes as a result of higher than estimated actual expenses during prior periods. Capital development expenses increased $0.6 million to $10.9 million in the first six months of 2013 as compared to the first six months of 2012 due to an increase in oil drilling projects in which Enduro owns higher interests. The net profits interest calculation for the six months ended June 30, 2012 included capital for several wells being drilled in the Haynesville Shale. Capital development expenses for the six months ended June 30, 2013 primarily relate to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico, in which Enduro owns a 50% working interest.

General and administrative expenses and cash withheld for expenses decreased $0.3 million from the first half 2012 net profits interest calculation to the first half 2013 calculation. General and administrative expenses for the six months ended June 30, 2012 were higher primarily due to payment for the Trust’s 2011 year-end financial statement audit as well as the initial listing fee and 2012 annual listing fees for the Trust on the NYSE.

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

Any amounts received by Enduro from the hedge contract counterparties upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net profits. However, if the hedge payments received by Enduro under the hedge contracts and other non-production revenue exceed operating expenses during a period, the ability to use such excess amounts to offset operating expenses will be deferred, with interest accruing on such amounts at the prevailing prime rate, until the next period where the hedge payments and the other non-production revenue are less than such expenses. Any amounts paid by Enduro on settlement of the hedge contracts will reduce the amount of net profits paid to the Trust.

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

Distributions Declared After Quarter End

On July 19, 2013, the Trust declared a distribution of $0.133930 per unit to unitholders of record as of July 31, 2013. The distribution is expected to be paid to unitholders on August 14, 2013.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors occurred during the three months ended June 30, 2013.

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

Date: August 9, 2013

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

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust (Incorporated herein by reference to Exhibit 4.2 to the 2012 Annual Report on Form 10-K, filed on March 18, 2013 (File No. 1-35333))

10.1	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.