Form 10-Q
period 2013-09-30
Enduro Royalty Trust
filed 2013-11-12
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$54,669	$194,538
Net profits interest in oil and natural gas properties, net	583,608,607	637,650,739

Total assets	$583,663,276	$637,845,277

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$583,663,276	$637,845,277

Total liabilities and Trust corpus	$583,663,276	$637,845,277

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from net profits interest	$14,203,592	$14,459,162	$34,711,925	$44,160,492
Interest income	—	94	75	277
General and administrative expenses	(160,615)	(111,792)	(589,949)	(815,928)
Cash reserves used (withheld) for Trust expenses	(14,347)	(13,287)	139,869	65,669

Distributable income	$14,028,630	$14,334,177	$34,261,920	$43,410,510

Distributable income per unit (33,000,000 units)	$0.425110	$0.434369	$1.038240	$1.315470

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Trust corpus, beginning of period	$600,760,345	$677,053,069	$637,845,277	$713,723,835
Cash reserves withheld (used) for Trust expenses	14,347	13,287	(139,869)	(65,669)
Distributable income	14,028,630	14,334,177	34,261,920	43,410,510
Distributions to unitholders	(14,028,630)	(14,334,177)	(34,261,920)	(43,410,510)
Amortization of net profits interest	(17,111,416)	(16,362,456)	(54,042,132)	(52,954,266)

Trust corpus, end of period	$583,663,276	$660,703,900	$583,663,276	$660,703,900

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At September 30, 2013, the Trust had $54,669 of cash and cash equivalents, a decrease of $139,869 from the December 31, 2012 cash and cash equivalents balance of $194,538. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro as those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At September 30, 2013 and December 31, 2012, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

Net Profits Interest Conveyance and Initial Public Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units. After the completion of the initial public offering and as of September 30, 2013 and December 31, 2012, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

Secondary Offering

As discussed in “Note 8. Subsequent Events”, on October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. After the completion of the secondary offering, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

2. BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012 which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS – Continued

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

3. NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of September 30, 2013 and December 31, 2012 was $142,391,393 and $88,349,261, respectively.

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

The following table sets forth the volumes of Enduro’s natural gas commodity derivative contracts related to the Underlying Properties, the weighted average contractual prices per Mcf, and the weighted average NYMEX equivalent prices per Mcf as of September 30, 2013:

	Put Contracts			Swap Contracts
Period	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)	Daily Volumes	Average Contractual Price	Average NYMEX Equivalent Price(1)
	(Mcf)	($/Mcf)	($/Mcf)	(Mcf)	($/Mcf)	($/Mcf)
2013	8,000	$4.90	$5.02	4,000	$5.00	$5.09

(1)	Enduro’s natural gas derivative contracts related to the Underlying Properties are comprised of contracts entered into at local basis points, such as Centerpoint and El Paso Permian, as well as NYMEX-based contracts. For presentation purposes and for comparability among the various contracts, the contract prices were converted to NYMEX equivalent prices using estimated basis differentials in the over-the-counter futures market as of period end.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

The following table sets forth the volumes of Enduro’s oil commodity derivative contracts related to the Underlying Properties and the weighted average NYMEX prices per Bbl as of September 30, 2013:

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

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

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2013 and 2012:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Nine Months Ended September 30, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
Nine Months Ended September 30, 2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992

7. RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the three and nine months ended September 30, 2013, the Trust paid $50,100 and $150,551, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the Trust paid $50,000 and $160,000, respectively, to the Trustee and $0 and $3,500, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS – Continued

(unaudited)

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

On September 26, 2013, the Trust entered into an Underwriting Agreement, by and among Enduro, the Trust and the underwriters named therein, with respect to the sale by Enduro of 11,200,000 Trust Units at a price of $13.85 per unit to the public ($13.296 per Trust Unit, net of underwriting discounts and commissions). See “Note 8. Subsequent Events” for further information regarding the secondary offering.

8. SUBSEQUENT EVENTS

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering and at the date hereof, Enduro owns 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

On October 15, 2013, the distribution of $0.127255 per Trust Unit, which was declared on September 20, 2013, was paid to Trust unitholders owning Trust Units as of September 30, 2013. The distribution consisted of net profits allocable to the Trust of $4,249,402, less cash reserves withheld for future Trust expenses of approximately $50,000.

On October 21, 2013, the Trust declared a distribution of $0.151242 per unit to unitholders of record as of October 31, 2013. The distribution is expected to be paid to unitholders on November 15, 2013.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the three months ended September 30, 2013 and 2012 was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Gross profits:
Oil sales	$19,682,589	$23,038,103	(15%)
Natural gas sales	7,614,233	6,038,434	26%

Total	27,296,822	29,076,537	(6%)

Costs:
Direct operating expenses:
Lease operating expenses	7,105,000	7,590,000	(6%)
Compression, gathering and transportation	930,000	1,150,000	(19%)
Production, ad valorem and other taxes	1,900,000	2,125,000	(11%)
Development expenses	1,100,000	3,542,694	(69%)

Total	11,035,000	14,407,694	(23%)

Settlement of hedge contracts	1,492,668	3,405,109	(56%)

Net profits	$17,754,490	$18,073,952	(2%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$14,203,592	$14,459,162	(2%)
Trust general and administrative expenses and cash withheld for expenses	174,962	124,985	40%

Distributable income	$14,028,630	$14,334,177	(2%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the Net Profits Interest calculation for distributions paid during the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	221,096	238,641	(7%)
Natural Gas (Mcf)	2,111,895	2,182,131	(3%)
Combined (BOE)	573,079	602,330	(5%)
Average Prices:
Oil—NYMEX (March-May) ($/Bbl)	$93.35	$101.39	(8%)
Differential	$(4.33)	$(4.85)	(11%)

Oil prices realized ($/Bbl)	$89.02	$96.54	(8%)
Natural gas—NYMEX (February-April) ($/Mcf)	$3.55	$2.44	45%
Differential	$0.06	$0.33	(82%)

Natural gas prices realized ($/Mcf)	$3.61	$2.77	30%

Net profits income received by the Trust amounted to $14.2 million for the quarter ended September 30, 2013, a decrease of $0.3 million, or 2%, from the $14.5 million for the third quarter of 2012. The decrease was due to a reduction in oil revenues and cash receipts from hedge settlements, partially offset by lower capital expenditures in the third quarter of 2013 as compared to the third quarter of 2012.

Oil sales included in the third quarter 2013 net profits interest calculation primarily relate to oil produced from the Underlying Properties from March to May 2013. As compared to the third quarter of 2012, oil sales decreased 15% as a result of a decline in oil volumes and a decrease in NYMEX oil prices. Oil volumes were 7% lower for the third quarter of 2013 compared to the third quarter of 2012 as a result of production declines on producing wells. Due to delays in completing wells in the Permian Basin that were drilled in the first quarter of 2013, the decline in producing wells was not offset by oil volumes from new wells. During the months represented by the third quarter of 2013 net profits interest calculation, wellhead prices received for oil volumes decreased by $7.52 per Bbl as a result of a decrease in the NYMEX price of oil from $101.39 per Bbl to $93.35 per Bbl.

Natural gas sales included in the third quarter 2013 net profits interest calculation primarily relate to natural gas produced from the Underlying Properties from February to April 2013. Natural gas sales increased 26% from the net profits interest calculation for the quarter ended September 30, 2012 to the quarter ended September 30, 2013 due to a 45% increase in NYMEX natural gas prices, partially offset by reduced natural gas volumes. Natural gas volumes reported during the third quarter of 2013 were slightly lower as a result of the natural decline of wells located in north Louisiana, partially offset by additional revenues received during the 2013 period as a result of the timing of cash receipts. As natural gas sales volumes reported represent volumes for which Enduro was paid during the applicable period, reported volumes can fluctuate due to the timing of cash receipts from operators. During the third quarter of 2013, natural gas volumes reported included approximately 258,000 Mcf that was paid by an operator for 23 months of production from a well in north Louisiana. These volumes represent past production months for which Enduro was not paid on a timely basis.

Direct operating expenses included in the third quarter 2013 net profits interest calculation relate to expenses incurred from April to June 2013. Direct operating expenses decreased 23% from the third quarter of 2012 to the third quarter of 2013 primarily due to a $2.4 million decrease in capital expenditures. In addition, lower sales volumes for both oil and natural gas led to decreased lease operating expenses as well as lower production tax expenses. Production, ad valorem and other taxes decreased 11% from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 primarily due to lower oil revenues received. Capital development expenses decreased $2.4 million to $1.1 million in the third quarter of 2013 as compared to the third quarter of 2012 due to a decrease in natural gas drilling projects. Capital development expenses for the three months ended September 30, 2012 primarily related to 6 gross (1.0 net) natural gas wells drilled in north Louisiana.

General and administrative expenses and cash withheld for expenses increased $50,000 from the third quarter 2012 to the third quarter 2013. General and administrative expenses for the three months ended September 30, 2013 were higher primarily due to a progress payment for the Trust’s 2013 quarterly reviews and year-end financial statement audit, which during 2012 was paid during the fourth quarter.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net profits income for the nine months ended September 30, 2013 and 2012 was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Gross profits:
Oil sales	$56,960,258	$70,254,594	(19%)
Natural gas sales	22,962,787	25,389,307	(10%)

Total	79,923,045	95,643,901	(16%)

Costs:
Direct operating expenses:
Lease operating expenses	22,955,000	24,053,716	(5%)
Compression, gathering and transportation	2,805,000	3,378,270	(17%)
Production, ad valorem and other taxes	5,400,000	7,334,989	(26%)
Development expenses	11,950,000	13,834,354	(14%)

Total	43,110,000	48,601,329	(11%)

Settlement of hedge contracts	6,576,861	8,158,043	(19)%

Net profits	$43,389,906	$55,200,615	(21%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$34,711,925	$44,160,492	(21%)
Trust general and administrative expenses and cash withheld for expenses	450,005	749,982	(40%)

Distributable income	$34,261,920	$43,410,510	(21%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	673,199	754,596	(11%)
Natural Gas (Mcf)	6,820,364	7,168,434	(5%)
Combined (BOE)	1,809,926	1,949,335	(7%)
Average Prices:
Oil—NYMEX (September-May) ($/Bbl)	$92.17	$97.10	(5%)
Differential	$(7.56)	$(4.00)	89%

Oil prices realized ($/Bbl)	$84.61	$93.10	(9%)
Natural gas—NYMEX (August-April) ($/Mcf)	$3.31	$3.25	2%
Differential	$0.06	$0.29	(79%)

Natural gas prices realized ($/Mcf)	$3.37	$3.54	(5%)

Net profits income received by the Trust amounted to $34.7 million for the nine months ended September 30, 2013, a decrease of $9.4 million, or 21%, from the $44.2 million for the nine months ended September 30, 2012. The decrease was primarily due to a reduction in oil and natural gas revenues and cash receipts from hedge settlements, partially offset by lower capital expenditures during the 2013 period. In addition to NYMEX oil prices that were 5% lower for the relevant production periods compared to the same periods in 2012, average oil prices received during the periods represented by the nine months ended September 30, 2013 distribution were impacted by wider than historical basis differentials in the Permian Basin for several production months early in 2013. As a result, realized oil prices declined by 9%.

Oil sales included in the nine months ended September 30, 2013 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September 2012 to May 2013. As compared to the nine months ended September 30, 2012, oil sales decreased 19% as a result of a decline in oil volumes and NYMEX prices as well as an increase in the oil differential. Oil volumes declined as a result of production declines on producing wells and reductions in volumes due to the timing of payments received from third parties for the Underlying Properties. Due to delays in completing wells in the Permian Basin that were drilled in the first quarter of 2013, the decline in producing wells was not offset by oil volumes from new wells. During the 2012 period, Enduro was continuing to receive payments for oil production from the effective date of the Trust of June 1, 2011, resulting in higher oil volumes reported for that period. Oil volumes were 673.2 MBbls for the nine months ended September 30, 2013, a decrease of 81.4 MBbls from 754.6 MBbls for the same period of 2012. Of the volumes reported for the 2012 period, 24.0 MBbls related to June to August 2011 oil produced, for which payments generally would have been received in the fourth quarter 2011. In addition to reduced volumes, the wellhead price received for oil volumes declined from the 2012 period. During the months represented by the net profits interest calculation for the nine months ended September 30, 2013, average oil prices decreased by $8.49 per Bbl as a result of lower NYMEX oil prices and wider differentials. For the nine months ended September 30, 2013, differentials widened to 8% below NYMEX as compared to 4% below NYMEX for the same period of 2012. Basis differentials in the Permian Basin were wider than historical levels through February 2013 production but tightened to return to normal levels in March 2013.

Natural gas sales included in the nine months ended September 30, 2013 net profits interest calculation primarily relate to natural gas produced from the Underlying Properties from August 2012 to April 2013. Natural gas sales decreased 10% from the net profits interest calculation for the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to a 5% reduction in natural gas volumes and a $0.17 per Mcf decrease in realized prices. Natural gas volumes reported during the nine months ended September 30, 2013 were lower as a result of the natural decline of wells located in north Louisiana, partially offset by additional revenues received during the 2013 period as a result of the timing of cash receipts. As natural gas sales volumes reported represent volumes for which Enduro was paid during the applicable period, reported volumes can fluctuate due to the timing of cash receipts from operators. During the nine month ended September 30, 2013, natural gas volumes reported included approximately 258,000 Mcf that was paid by an operator for 23 months of production from a well in north Louisiana. Although NYMEX natural gas prices increased by 2%, the differential to realized prices widened resulting in a lower wellhead price for the nine months ended September 30, 2013.

Direct operating expenses decreased 11% from the nine months ended September 30, 2012 net profits interest distribution calculation to the same period of 2013, primarily due to lower sales volumes, which decreased lease operating, production tax and transportation expenses incurred. Production, ad valorem and other taxes decreased 26% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 mainly due to lower sales prices received. In addition, during the nine months ended September 30, 2012, additional expenses were recorded to production, ad valorem and other taxes as a result of higher than estimated actual expenses during prior periods. Capital development expenses decreased $1.9 million to $12.0 million in the nine months ended September 30, 2013 as compared to the same period of 2012. Although there was an increase in oil drilling projects in which Enduro owns higher interests during the first six months of 2013, the third quarter was significantly lower resulting in a 14% decrease in total capital development expenses. The net profits interest calculation for the nine months ended September 30, 2012 included capital for several wells being drilled in the Haynesville Shale. Capital development expenses for the nine months ended September 30, 2013 primarily relate to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico in which Enduro owns a 50% working interest. Capital development expenses for the nine months ended September 30, 2013 noted above represent expenses incurred from October 2012 to June 2013. Enduro expects capital expenditures incurred during the year ending December 31, 2013 to range from $14 million to $16 million attributable to the properties in which the Trust has an interest, or $11 million to $13 million net to the Trust’s 80% net profits interest. For 2014, Enduro expects capital expenditures to remain consistent with 2013 and range from $14 million to $16 million attributable to the properties in which the Trust has an interest.

General and administrative expenses and cash withheld for expenses decreased $0.3 million from the nine months ended September 30, 2012 net profits interest calculation to the nine months ended September 30, 2013 calculation. General and administrative expenses for the nine months ended September 30, 2012 were higher primarily due to payment for the initial listing fee and 2012 annual listing fees for the Trust on the NYSE.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the

Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro as those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. Since the Trust’s formation, it has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Distributions Declared After Quarter End

On October 21, 2013, the Trust declared a distribution of $0.151242 per unit to unitholders of record as of October 31, 2013. The distribution is expected to be paid to unitholders on November 15, 2013.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2012 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2013, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors occurred during the three months ended September 30, 2013.

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

Date: November 12, 2013

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

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.3	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the 2012 Annual Report on Form 10-K, filed on March 18, 2013 (File No. 1-35333))

10.1	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.