Form 10-K
period 2013-12-31
Enduro Royalty Trust
filed 2014-03-11
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (512) 236-6545

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (13,200,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $208,956,000.

As of March 5, 2014, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Enduro Royalty Trust, while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of Enduro and regarding future matters relating to the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the impact of hedge contracts and the expiration of hedge contracts related to production in 2013

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, and the Arklatex region of Texas and Louisiana.

In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) on November 8, 2011, Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to the Net Profits Interest. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented to date, the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas.

On November 8, 2011, Enduro Texas merged with and into the Trust (the “Trust Merger”) pursuant to an Agreement and Plan of Merger dated November 3, 2011 (the “Trust Merger Agreement”). Under the terms of the Trust Merger Agreement, the Trust continued as the surviving entity, and the limited liability company interest in Enduro Texas held by Enduro prior to the effective time of the Trust Merger converted into the right to receive 33,000,000 Trust Units. Further, by virtue of the Trust Merger, the Trust retained all right, title and interest to the Net Profits Interest (including the right to enforce the Conveyance against Enduro Operating, as grantor). On November 8, 2011, the Trust, Enduro Operating and Enduro Texas entered into a Supplement to Conveyance of Net Profits Interest to acknowledge that The Bank of New York Mellon Trust Company, N.A., as Trustee, is deemed the grantee under the Conveyance and a party thereto.

Immediately following the Trust Merger, Enduro completed an initial public offering of 13,200,000 Trust Units at a price to the public of $22 per unit.

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any Trust Units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

The Trust has no employees. Administrative functions are performed by the Trustee pursuant to the Trust Agreement. The Trustee has no authority over or responsibility for, and no involvement with, any aspect of the oil and gas operations or other activities on the Underlying Properties. The duties of the Trustee are specified in the Trust Agreement and by the laws of the state of Delaware, except as modified by the Trust Agreement. The Trustee’s principal duties consist of:

•	collecting cash attributable to the Net Profits Interest;

•	paying expenses, charges and obligations of the Trust from the Trust’s assets;

•	distributing distributable cash to the Trust unitholders;

•	causing to be prepared and distributed a tax information report for each Trust unitholder and preparing and filing tax returns on behalf of the Trust;

•	causing to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading;

•	causing to be prepared and filed a reserve report by or for the Trust by independent reserve engineers as of December 31 of each year in accordance with criteria established by the Securities and Exchange Commission (the “SEC”);

•	establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002;

•	enforcing the Trust’s rights under certain agreements; and

•	taking any action it deems necessary or advisable to best achieve the purposes of the Trust.

In connection with the formation of the Trust, the Trust entered into several agreements with Enduro that impose obligations upon Enduro, including the Conveyance and a Registration Rights Agreement. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. Additionally, the Trustee may from time to time supplement or amend the Conveyance and the Registration Rights Agreement without the approval of Trust unitholders in order to cure any ambiguity, to correct or supplement any defective or inconsistent provisions, to grant any benefit to all of the Trust unitholders, to comply with changes in applicable law or to change the name of the Trust. Such supplement or amendment, however, may not materially adversely affect the interests of the Trust unitholders.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

Each month, the Trustee pays Trust obligations and expenses and distributes to the Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be held in a noninterest-bearing account or may be invested in:

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

Natural gas produced by the operators is marketed and sold to third-party purchasers. The natural gas is sold pursuant to contracts with such third parties, and the sales contracts are in their secondary terms and are on a month-to-month basis. The contract prices are based on a published regional index price, after adjustments for Btu content, transportation and related charges.

For the year ended December 31, 2013, ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 32%, 17%, and 11%, respectively, of sales from the Underlying Properties. For the year ended December 31, 2012, ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 30%, 21%, and 10%, respectively, of sales from the Underlying Properties. ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 35%, 18%, and 9%, respectively, of sales from the Underlying Properties that were included in calculating the Trust’s Net Profits Interest from Inception through December 31, 2011.

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

All of the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. There is generally higher demand for natural gas in the winter months. Other than that, the Trust is not affected by seasonal factors.

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 5, 2014.

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

Transfer of Trust Units

Trust unitholders may transfer their Trust Units in accordance with the Trust Agreement. The Trustee will not require either the transferor or transferee to pay a service charge for any transfer of a Trust Unit. The Trustee may require payment of any tax or other governmental charge imposed for a transfer. The Trustee may treat the owner of any Trust Unit as shown by its records as the owner of the Trust Unit. The Trustee will not be considered to know about any claim or demand on a Trust Unit by any party except the record owner. A person who acquires a Trust Unit after any monthly record date will not be entitled to the distribution relating to that monthly record date. Delaware law and the Trust Agreement govern all matters affecting the title, ownership or transfer of Trust Units.

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

The Trust uses the modified cash basis of accounting to report Trust receipts of the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the Conveyance.

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 52% and 48% of oil and natural gas production for 2012 and 2013, respectively. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged.

The following table summarizes hedge settlements for 2013 production that are or will be included in distributions made during the first and second quarters of 2014.

	Production Month (2013)		Settlement Month	Oil Hedge Settlements	Natural Gas Hedge Settlements	Total
Payment Month	Oil	Natural Gas
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$—	$80,317

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross profits:

•	any proceeds that are withheld for any reason (other than at the request of Enduro) are not considered received until such time that the proceeds are actually collected;

•	amounts received and promptly deposited with a non-affiliated escrow agent will not be considered to have been received until disbursed to Enduro by the escrow agent; and

•	amounts received and not deposited with an escrow agent will be considered to have been received.

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

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-512-236-6545, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

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

Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into waters of the United States is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against us. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. The Secretary of Energy Advisory Board published their ninety-day report that included a number of recommendations. On December 21, 2012, the EPA published an update on its ongoing national study currently underway to better understand any potential impacts of hydraulic fracturing on drinking water resources. A report that compiles the results of various research projects is expected during 2014. The EPA has developed draft permitting guidance under the SDWA where the EPA is the permitting authority for hydraulic fracturing activities that use diesel fuels in fracturing fluids. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate waste water discharges from hydraulic fracturing and other natural gas production. Further, on May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The first compliance date was October 15, 2012 with a phase-in of some of the requirements over the next two years. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, the EPA amended the rule to extend compliance dates for certain storage vessels on August 2, 2013, and may issue additional revised rules in response to additional such requests in the future. Only a portion of these new rules appear to affect our operations at this time by requiring new air emissions controls, equipment modification, maintenance, monitoring, recordkeeping and reporting. Although these new requirements will increase our operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase our operating and capital expenditures, we do not currently expect such existing and new regulations will have a material adverse impact on our operations or financial results.

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

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” became effective on February 16, 2005 as a result of these negotiations, but the United States did not ratify the Kyoto Protocol. At the end of 2009, an international conference to develop a successor to the Kyoto Protocol issued a document known as the Copenhagen Accord. Pursuant to the Copenhagen Accord, the United States submitted a non-binding greenhouse gas emission reduction target of 17 percent compared to 2005 levels.

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

In addition, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that limit emissions of GHGs from motor vehicles beginning with the 2012 model year. On June 3, 2010, the EPA also published regulations to address the permitting of GHG emissions from stationary sources under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations, and the Supreme Court heard oral argument in February 2014 on aspects of the EPA’s GHG regulations. In addition, on November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

Employee health and safety. The operations of Enduro are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Enduro believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest after 2013 is unhedged, and the amount of the cash distributions will be subject to the possibility of greater fluctuations after 2013 due to changes in oil and natural gas prices.

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

As of December 31, 2013, approximately 99% of the wells on the Underlying Properties were operated by third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

The concentration of capital expenditures in 2014 to projects in the Permian Basin could result in reduced distributions to the Trust.

In 2014, Enduro expects total capital expenditures to range from $22 to $24 million, net to the Trust’s 80% Net Profits Interest, with a substantial portion allocated to drilling projects operated by third parties in the Permian Basin. For example, Enduro expects to direct $18 million of capital expenditures, net to the Trust’s 80% Net Profits Interest, to drilling projects operated by Pioneer Natural Resources targeting the Wolfcamp in Reagan County and Irion County, Texas. The concentration of capital in these Permian Basin projects in which Enduro is a non-operating partner could disproportionately expose the Trust’s interests to the operational risks in the area. Additionally, if the amount of capital expenditures for these projects is significantly more than anticipated or if the development efforts are not as successful and the level of production is lower than anticipated, the estimated future distributions to the Trust may be reduced.

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence Enduro or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to Enduro and, therefore, have no managerial, contractual or other ability to influence Enduro’s or the third party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Third party operators operate approximately 99% of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

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

Enduro acquired the Underlying Properties through various acquisitions in late 2010 and early 2011. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. Enduro does not obtain title insurance covering mineral leaseholds, and Enduro’s failure to cure any title defects may cause Enduro to lose its rights to production from the Underlying Properties. In the event of any such material title problem, profits available for distribution to Trust unitholders and the value of the Trust Units may be reduced.

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

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating expenses, development expenses and hedge expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, such as the current drilling project in the Wolfcamp, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

Enduro holds an aggregate of 8,600,000 Trust Units. Enduro may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. The Trust has granted registration rights to Enduro, which, if exercised, would facilitate sales of Trust Units by Enduro. On May 24, 2013, pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and on October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units.

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

As working interest owners in, and the operators of certain wells on, the Underlying Properties, Enduro and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•	Enduro’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which Enduro acts as the operator. Enduro may also make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include reducing development expenses on properties for which Enduro acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•	Enduro may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack Enduro’s experience or its creditworthiness. Enduro also has the right, under certain circumstances, to cause the Trust to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.

•	Enduro may sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. Additionally, Enduro can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders. Enduro is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are administered by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust Units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust Units held by Enduro, called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of holders of a significant percentage of total Trust Units.

Trust unitholders have limited ability to enforce provisions of the Net Profits Interest, and Enduro’s liability to the Trust is limited.

The Trust Agreement permits the Trustee to sue Enduro or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Enduro or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Enduro or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, Enduro will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.

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

Enduro maintains insurance coverage against potential losses that it believes is customary in its industry. Enduro currently maintains general liability insurance and excess liability coverage. Enduro’s excess liability coverage and general liability insurance do not have deductibles. The general liability insurance covers Enduro and its subsidiaries for legal and contractual liabilities arising out of bodily injury or property damage, including any resulting loss of use to third parties, and for sudden and accidental pollution or environmental liability, while the excess liability coverage is in addition to and triggered if the general liability per occurrence limit is reached. In addition, Enduro maintains control of well insurance with per occurrence limits depending on the status of the well and deductibles consistent with industry standards. Enduro’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence Enduro or control the operations or development of the Underlying Properties. However, the Trust unitholders may indirectly benefit from Enduro’s insurance coverage to the extent that insurance proceeds offset or reduce any costs or expenses that are deducted when calculating the net profits attributable to the Trust.

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

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles as well as rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. On June 26, 2012, the U.S. Circuit Court for the District of Columbia upheld the EPA’s GHG regulations, and the Supreme Court heard oral argument in February 2014 on aspects of the EPA’s GHG regulations. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuel under the Safe Drinking Water Act’s Underground Injection Control Program and has released draft guidance documents regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The first compliance date was October 15, 2012 with a phase-in of some of the requirements over the next two years. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. In response to some requests for reconsideration and challenges, EPA has amended the rule to extend compliance dates for certain storage vessels on August 2, 2013, and may issue additional revised rules in response to additional such requests in the future. Further, on May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. Although these new requirements will increase operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase operating and capital expenditures, it is not currently expected that such existing and new regulations will have a material adverse impact on operations or financial results.

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

If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas, Louisiana or New Mexico, such legal requirements could make it more difficult or costly for Enduro or the third party operators to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the operators are ultimately able to produce in commercially paying quantities from the Underlying Properties, and could increase the cycle times and costs to receive permits, delay or possibly preclude receipt of permits in certain areas, impact water usage and waste water disposal and require air emissions, water usage and chemical additives disclosures.

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

The ability to develop and operate the Underlying Properties depends on the future financial condition and economic performance and access to capital of the operators of those properties, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Enduro and the third party operators. Enduro is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, as a Trust unitholder, you do not have access to financial information about Enduro.

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

Enduro and the Trust believe that, in a bankruptcy of Enduro, the Net Profits Interest would be viewed as a separate property interest under Texas law and, as such, outside of Enduro’s bankruptcy estate. However, to the extent that were not the case, or to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of Enduro, in which case the Trust would be an unsecured creditor of Enduro at risk of losing the entire value of the Net Profits Interest to senior creditors.

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

As of December 31, 2013, the Underlying Properties had proved reserves of 23.3 MMBoe. As of December 31, 2013, approximately 88% of the volumes and 95% of the PV-10 value of the proved reserves associated with the Underlying Properties were attributable to proved developed reserves. As of December 31, 2013, substantially all of the proved reserves attributable to the Underlying Properties, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2013, Enduro held average working interests of approximately 15% and 21% and average net revenue interest of approximately 13% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2013. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is John W. Arms, Enduro’s Executive Vice President and Chief Operating Officer. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1991. Prior to co-founding Enduro, Mr. Arms was Senior Vice President of Acquisitions for Encore Acquisition Company. Mr. Arms has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Arms consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2013 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimate with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Robert D. Ravnaas. Mr. Ravnaas has been a petroleum consultant for Cawley Gillespie since 1983, and became President in 2011. He is a registered professional engineer in the State of Texas (license no. 61304) and a graduate of the University of Texas with a MS in Petroleum Engineering. In addition, Mr. Ravnaas received a BS with special honors in Chemical Engineering from the University of Colorado.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2013 and 2012:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total	PV-10	Oil(1)	Natural Gas	Total	PV-10
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2013
Proved Developed Producing	5,825	19,307	9,043	$255,645	13,169	40,802	19,969	$ 319,557
Proved Developed Non-Producing	286	1,172	481	18,697	394	1,616	663	23,371
Proved Undeveloped	147	6,569	1,242	13,154	379	13,982	2,709	16,440
2012
Proved Developed Producing	5,307	19,264	8,518	$239,739	12,139	41,698	19,089	$ 299,673
Proved Developed Non-Producing	17	15	19	802	29	27	33	1,003
Proved Undeveloped	—	1,050	175	(2,750)	—	13,402	2,234	(3,436)

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Reserve quantities and revenues for the Net Profits Interest were estimated from projections of reserves and revenues attributable to the Underlying Properties. Since the Trust has a defined Net Profits Interest, the Trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the Trust pertaining to its 80% Net Profits Interest in the Underlying Properties have effectively been reduced to reflect recovery of the Trust’s 80% portion of applicable production and development costs. Because Trust reserve quantities are determined using an allocation formula, any fluctuations in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the Net Profits Interest.

Changes in Proved Undeveloped Reserves

Proved undeveloped reserves of the Underlying Properties were 2,709 MBoe as of December 31, 2013 as compared to 2,234 MBoe as of December 31, 2012. The increase of 475 MBoe during the year ended December 31, 2013 was due to price revisions and additional drilling. The average oil and natural gas prices used to determine estimated future net reserves increased by $2.07 per Bbl and $0.92 per Mcf from $94.71 per Bbl and $2.75 per Mcf at December 31, 2012 to $96.78 and $3.67 per Mcf at December 31, 2013, respectively. Due to additional drilling in the Permian Basin, 6 Wolfcamp wells were added as PUDs.

Standardized Measure

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

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
Conveyance of Net Profits Interest by Enduro	$—	$—	$290,665
Extensions, discoveries, and other additions	21,943	802	4,202
Accretion of discount	23,779	29,054	4,844
Revisions of previous estimates and other	52,615	(29,709)	—
Net profits income	(48,633)	(52,898)	(9,169)

Change in present value of future net revenues	49,704	(52,751)	290,542
Balance, beginning of period	237,791	290,542	—

Balance, end of year	$ 287,495	$237,791	$290,542

The following average oil and natural gas prices were used to determine the estimated future net revenues from the Underlying Properties for the periods indicated.

	2013	2012	2011
Oil (per Bbl)	$96.78	$94.71	$96.19
Natural gas (per Mcf)	$3.67	$2.75	$4.11

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2013.

	Acres
	Gross	Net
Permian Basin	142,684	32,419
East Texas/North Louisiana	13,347	5,012

Total	156,031	37,431

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2013:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,569	340	124	16
East Texas/North Louisiana	—	—	411	85

Total	3,569	340	535	101

(1)	Enduro’s total wells include 17 operated wells and 4,087 non-operated wells. At December 31, 2013, 177 of Enduro’s wells had multiple completions.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties during the last three years.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	37	3.5	18	2.6	16	4.2
Dry holes	—	—	1	0.5	—	—

	37	3.5	19	3.1	16	4.2

Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—

	—	—	—	—	—	—

Total:
Productive	37	3.5	18	2.6	16	4.2
Dry holes	—	—	1	0.5	—	—

	37	3.5	19	3.1	16	4.2

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	—	—	—	—	28	2.7
Dry holes	—	—	—	—	—	—

	—	—	—	—	28	2.7

Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—

	—	—	—	—	—	—

Total:
Productive	—	—	—	—	28	2.7
Dry holes	—	—	—	—	—	—

	—	—	—	—	28	2.7

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 60% of the future production from the Underlying Properties is expected to be oil and approximately 40% is expected to be natural gas.

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2011.

		Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
		2013	2012
Permian Basin	Oil Production (Bbls)	881,339	983,094	217,697
	Natural Gas(1) (Mcf)	2,363,170	2,582,110	384,465
	Total Production (Boe)	1,275,201	1,413,446	281,774
	Oil Average Sales Price	$88.41	$90.25	$89.37
	Natural Gas Average Sales Price	$4.06	$4.72	$5.87
	Average Lease Operating Expense per Boe	$19.96	$18.53	$23.44
	Proved Reserves (MBoe)	17,446	15,374	14,924

East Texas/North Louisiana	Oil Production (Bbls)	8,557	11,668	2,784
	Natural Gas(1) (Mcf)	6,171,629	7,768,305	1,028,993
	Total Production (Boe)	1,037,162	1,306,386	174,283
	Oil Average Sales Price	$93.05	$93.59	$91.63
	Natural Gas Average Sales Price	$3.27	$2.75	$4.17
	Average Lease Operating Expense per Boe	$4.38	$3.85	$4.97
	Proved Reserves (MBoe)	5,896	5,982	11,346

Total	Oil Production (Bbls)	889,896	994,763	220,481
	Natural Gas(1) (Mcf)	8,534,800	10,350,415	1,413,458
	Total Production (Boe)	2,312,363	2,719,832	456,057
	Oil Average Sales Price	$88.45	$90.29	$89.39
	Natural Gas Average Sales Price	$3.49	$3.24	$4.63
	Average Lease Operating Expense per Boe	$12.97	$11.48	$16.38
	Proved Reserves (MBoe)	23,342	21,356	26,269

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 142,684 gross (32,419 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located in the Permian Basin (measured by BOE).

•	The largest field in the Permian Basin region is the Eunice Monument field discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 3.2 MMBoe as of December 31, 2013. The operators of the Eunice Monument field are Apache and XTO Energy.

•	The second largest field in the Permian Basin region is the North Cowden Unit discovered in 1930. The North Cowden Unit is undergoing both waterflood and CO 2 recovery processes. This unit produces from the Grayburg formation at a depth of 4,500 feet. Proved reserves attributable to the Underlying Properties in the North Cowden field were 3.1 MMBoe as of December 31, 2013. The operator of the North Cowden field is Occidental.

•	The third largest field in the Permian Basin region is the North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit were 2.5 MMBoe as of December 31, 2013. The operator of the North Central Levelland Unit is Apache.

•	The fourth largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.4 MMBoe as of December 31, 2013.

During periods included in 2014 distributions, Enduro will participate in several wells drilled by Pioneer Natural Resources (“Pioneer”) in the Wolfcamp play in the Midland Basin. Development began in the fourth quarter of 2013 and through 2014, Enduro anticipates 25 locations to be drilled on the properties in which the Trust has an interest, where Enduro owns working interests ranging from 6.25% to 25%. Capital costs per well are expected to be $7.2 million gross. This development is anticipated to increase the Trust’s oil production in 2014.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 13,347 gross (5,012 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove Field, operated by Petrohawk, the Kingston Field, operated by EXCO Resources, Inc., and the Stockman Field, operated by Enduro. In the Kingston Field, EXCO Resources has drilled wells on 80-acre well spacing. Currently, the proved reserves associated with the Underlying Properties in the East Texas/North Louisiana region do not include any reserves attributable to the EXCO wells drilled on 80-acre well spacing nor are there any reserves from the Bossier, Cotton Valley Lime or Smackover formations. However, the Underlying Properties have the economic rights to production from these formations on Enduro’s acreage in the event that production is generated from them. Enduro will not be able to influence development activities in the non-operated fields, and no assurance can be given that such down spacing will continue or that the referenced additional formations will be produced.

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

Enduro’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject to one or more of the following:

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

Enduro has informed the Trustee that Enduro believes the burdens and obligations affecting the properties comprising the Underlying Properties are conventional in the industry for similar properties. Enduro has also informed the Trustee that Enduro believes the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Net Profits Interest or its value.

In order to give third parties notice of the Net Profits Interest, Enduro recorded the Conveyance in Texas, Louisiana and New Mexico in the real property records in each Texas, Louisiana or New Mexico county in which the Underlying Properties are located, or in such other public records of those states as required under applicable law to place third parties on notice of the Conveyance.

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

The Trust Units commenced trading on the New York Stock Exchange on November 3, 2011 under the symbol “NDRO.” Prior to November 3, 2011, there was no established public trading market for the Trust Units. The high and low sales prices per unit for each quarter in 2013, 2012 and 2011 were as follows:

	Price Range		Distributions Paid
Quarter	High	Low
2013
First Quarter	$17.95	$15.29	$0.335234
Second Quarter	$16.88	$15.45	$0.277896
Third Quarter	$15.92	$12.05	$0.425110
Fourth Quarter	$13.35	$11.80	$0.430839
2012
First Quarter	$22.02	$18.95	$0.430885
Second Quarter	$21.73	$15.01	$0.450216
Third Quarter	$19.73	$16.37	$0.434369
Fourth Quarter	$19.51	$15.25	$0.443662
2011
Fourth Quarter (November 3, 2011 through December 31, 2011)	$21.85	$18.01	$0.314703

At December 31, 2013, there were 33,000,000 Trust Units outstanding. On March 3, 2014, the closing sales price of the Trust Units as reported by the NYSE was $12.28 per unit, and there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10 th business day after the record date (or the next succeeding business day).

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

Declaration Date	Record Date	Payment Date	Distribution per Unit
2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
September 20, 2013	September 30, 2013	October 15, 2013	$0.127255
October 21, 2013	October 31, 2013	November 15, 2013	$0.151242
November 18, 2013	November 29, 2013	December 13, 2013	$0.152342
Total—2013			$1.469079
2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992
September 18, 2012	September 28, 2012	October 15, 2012	$0.142001
October 19, 2012	October 31, 2012	November 15, 2012	$0.140765
November 19, 2012	November 30, 2012	December 14, 2012	$0.160896
Total—2012			$1.759132
2011:
November 18, 2011	November 30, 2011	December 14, 2011	$0.314703
Total—2011			$0.314703

On December 20, 2013, the Trust declared a distribution of $0.134090 per Trust Unit to unitholders of record as of December 31, 2013. The distribution was paid on January 15, 2014.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2013.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2013.

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

The following table sets forth selected data for the Trust for the years ended December 31, 2013 and 2012 and for the period from May 3, 2011 (Inception) through December 31, 2011 and as of December 31, 2013, 2012 and 2011.

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
Income from Net Profits Interest	$49,079,582	$59,101,312	$10,535,206
Distributable income	$48,479,607	$58,051,356	$10,385,199
Distributable income per unit	$1.469079	$1.759132	$0.314703

	December 31, 2013	December 31, 2012	December 31, 2011
Trust corpus	$571,396,467	$637,845,277	$713,723,835
Trust Units outstanding	33,000,000	33,000,000	33,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the 10 th business day after the record date. The Net Profits Interest will be entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. During 2011, the Trust paid one distribution, which was announced on November 18, 2011. The Trust’s first distribution related to net profits generated during the calculation period from July 1, 2011 through September 30, 2011 as provided in the Conveyance. The distribution primarily represented oil and natural gas production during the months of June and July 2011 and a portion of oil production related to August 2011, while expenses were included for the full three months in the calculation period.

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

Results of Operations

The following table displays oil and natural gas sales, volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2011.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2013:
January	76,499	887,931	$91.53	$3.02
February	77,200	827,053	$84.87	$2.83
March	75,573	798,646	$81.40	$3.21
April	77,391	755,408	$77.66	$3.54
May	76,627	740,410	$79.24	$3.67
June	68,813	699,021	$79.77	$3.39
July	75,917	612,661	$86.06	$3.38
August	71,326	631,104	$88.75	$3.60
September	73,853	868,130	$92.32	$3.77
October	70,789	576,105	$93.66	$4.22
November	74,378	571,741	$102.24	$3.95
December	71,530	566,590	$105.10	$3.77

Total—2013	889,896	8,534,800	$88.45	$3.49

2012:
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31
July	81,730	665,676	$101.11	$3.03
August	73,609	753,823	$101.36	$2.77
September	83,302	762,632	$87.80	$2.53
October	77,410	1,336,036	$76.17	$2.41
November	79,184	918,802	$81.62	$2.49
December	83,573	927,143	$86.24	$2.85

Total—2012	994,763	10,350,415	$90.29	$3.24

2011:
December	220,481	1,413,458	$89.39	$4.63

Total—2011	220,481	1,413,458	$89.39	$4.63

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 52% and 48% of oil and natural gas production for 2012 and 2013, respectively. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged.

The following table summarizes hedge settlements for 2013 production that are or will be included in distributions made during the first and second quarters of 2014.

	Production Month (2013)		Settlement Month	Oil Hedge Settlements	Natural Gas Hedge Settlements	Total
Payment Month	Oil	Natural Gas
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$—	$80,317

Computation of Net Profits Income Received by the Trust

The Trust was formed in May 2011. In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2011 were determined as shown in the following table:

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
Gross profits:
Oil sales	$78,712,201	$89,821,176	$19,709,665
Natural gas sales	29,784,120	33,543,537	6,545,667

Total	108,496,321	123,364,713	26,255,332

Costs:
Direct operating expenses:
Lease operating expenses	29,998,000	31,228,716	7,471,202
Compression, gathering and transportation	3,608,000	4,428,270	849,042
Production, ad valorem and other taxes	7,729,000	9,334,989	2,275,000
Development expenses	14,014,000	16,334,354	3,223,358

Total	55,349,000	61,326,329	13,818,602

Settlement of hedge contracts	8,202,156	11,838,256	732,278

Net profits	$61,349,477	$73,876,640	$13,169,008
Percentage allocable to Net Profits Interest	80%	80%	80%

Income from Net Profits Interest	$49,079,582	$59,101,312	$10,535,206
Trust general and administrative expenses and cash withheld for expenses	(599,975)	(1,049,956)	(150,007)

Distributable income	$48,479,607	$58,051,356	$10,385,199

Years Ended December 31, 2013 and 2012

Net profits from the Underlying Properties was approximately $61.3 million in 2013. This amount includes settlements of approximately $8.2 million related to hedge contracts. Applying the net profits interest percentage of 80% to the net profits results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $49.1 million for the year ended December 31, 2013. Net profits from the Underlying Properties was approximately $73.9 million in 2012. This amount includes settlements of approximately $11.8 million related to hedge contracts. Applying the net profits interest percentage of 80% to the net profits results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $59.1 million for the year ended December 31, 2012. The 17% decrease in income from the Net Profits Interest from 2012 to 2013 was primarily related to lower oil volumes ($9.3 million), lower oil prices ($1.8 million), and lower gas volumes ($6.3 million), partially offset by increased gas prices ($2.6 million), lower production expenses ($3.6 million), and lower development costs ($2.3 million).

Oil sales included in the net profits calculation for the year ended December 31, 2013 primarily relate to oil produced from the Underlying Properties from September 2012 through August 2013. The decrease of 11% in oil volumes produced was related to natural production declines on producing wells which was not replaced due to delays in completing capital projects in the Permian Basin. The average price received for oil production from the Underlying Properties decreased by 2% to $88.45 per Bbl for the year ended December 31, 2013 compared to an average price of $90.29 per Bbl received for the year ended December 31, 2012, largely due to wider basis differentials in areas where the production is sold. The average NYMEX oil price for the relevant production months was $94.71 for the year ended December 31, 2013 compared to an average NYMEX oil price of approximately $94.88 for the relevant production months for the year ended December 31, 2012.

Natural gas sales included in the net profits calculation for the year ended December 31, 2013 primarily relate to natural gas produced from the Underlying Properties from August 2012 through July 2013. Natural gas volumes included in the relevant production months of 2013 were lower as a result of the natural decline of wells located in north Louisiana. The average price received for the relevant production months for natural gas production from the Underlying Properties was $3.49 per Mcf during 2013, an increase of 8% compared to an average price received of $3.24 per Mcf for the relevant production months of 2012. The average NYMEX natural gas price for the relevant production months increased 15% to $3.49 for the relevant production months in 2013 compared to an average NYMEX natural gas price of approximately $3.04 for the relevant production months in 2012.

Direct operating expenses included in the net profits calculation for the year ended December 31, 2013 relate to expenses incurred from October 2012 to September 2013. Direct operating expenses for the year ended 2013 decreased 10% to $55.3 million compared to $61.3 million for the year ended 2012 primarily due to decreased capital expenditures ($2.3 million) and lower sales volumes for both oil and natural gas, which led to decreased lease operating expenses ($1.2 million) as well as lower production tax expenses ($1.6 million).

Total lease operating expenses included in the net profits calculation during the year ended December 31, 2013 were approximately $30.0 million ($12.97 per Boe) compared to $31.2 million ($11.48 per Boe) in 2012. The increase in lease operating expenses per Boe was related to the increase in oil volumes, which have higher lifting costs, as a percentage of total production. Production, ad valorem and other taxes included in the net profits calculation during the year ended December 31, 2013 were approximately $7.7 million, or 7.1% of revenues, compared to $9.3 million, or 7.6% of revenues, in 2012.

Total capital expenditures included in the net profits calculation during the year ended December 31, 2013 were approximately $14.0 million as compared to capital expenditures of $16.3 million in 2012. Capital expenditures decreased in 2013 compared to 2012 primarily as a result of a decrease in natural gas drilling projects in Louisiana and the timing of capital projects.

The Trust paid general and administrative expenses of $0.7 million during the year ended December 31, 2013. Expenses paid during the period primarily consisted of fees for the preparation of 2012 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2012, 2012 financial statement audit fees, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2012, the Trust paid general and administrative expenses of $1.0 million.

Year Ended December 31, 2012 and Period from Inception through December 31, 2011

Net profits from the Underlying Properties was approximately $73.9 million in 2012 compared to approximately $13.2 million from Inception through December 31, 2011. This amount includes settlements of approximately $11.8 million related to hedge contracts in 2012, compared to approximately $0.7 million related to hedge contracts for the period from Inception to December 31, 2011. As the Trust was not formed until May 3, 2011 and the conveyance of the Net Profits Interest was not completed until November 8, 2011, the Trust did not receive or disburse funds during the first ten months of 2011. Applying the net profits interest percentage of 80% to the net profits results in income from the Net Profits Interest to the Trust (prior to Trust general and administrative expenses and cash withheld for expenses) of approximately $59.1 million for the year ended December 31, 2012 as compared to approximately $10.5 million for the period from Inception to December 31, 2011.

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

Capital expenditures increased in 2012 compared to 2011 as a result of the full year of the net profits calculation but also due to certain capital expenditures that were excluded from the 2011 period for development drilling projects in the Haynesville Shale. Per the Conveyance, Enduro agreed to pay for up to $9.1 million of estimated development expenses related to certain projects in the Haynesville Shale, thereby reducing the Trust’s share of development expenses. During the 2011 period, capital totaling approximately $6.6 million was incurred related to these projects that is not reflected in the calculation.

Total lease operating expenses included in the net profits calculation during the year ended December 31, 2012 were approximately $31.2 million, or $11.48 per Boe, compared to $7.5 million, or $16.38 per Boe, for the period from Inception through December 31, 2011. Lease operating expenses per Boe were higher during the 2011 period as the 2011 period only included volumes from two months of oil and natural gas receipts, while expenses were included for three months, resulting in a higher per Boe.

Production, ad valorem and other taxes included in the net profits calculation during the year ended December 31, 2012 were approximately $9.3 million, or 7.6% of revenues, compared to $2.3 million, or 8.7% of revenues, for the period from Inception through December 31, 2011. As a percentage of revenues, production, ad valorem and other taxes were higher during the 2011 period as the 2011 period only included revenues from 2 months of oil and natural gas receipts, while expenses were included for three months, resulting in a higher percentage.

For the year ended December 31, 2012, the Trust paid general and administrative expenses of $1.0 million. Expenses paid during the period primarily consisted of fees for the preparation of 2011 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2011, 2011 financial statement audit fees, Trustee fees, and New York Stock Exchange listing fees. Due to the limited period of activity during 2011, the Trustee paid general and administrative expenses of $37,261 from Inception through December 31, 2011. During the 2011 period, the Trust withheld $0.2 million for general and administrative expenses.

2014 Outlook

In 2014, Enduro expects capital expenditures to range from $27 to $30 million ($22 to $24 million net to the Trust’s 80% Net Profits Interest), focused on Wolfcamp Permian Basin oil projects in the Midland Basin, with $18 million of the capital program expected to be allocated to drilling projects operated by Pioneer in Reagan County and Irion County, Texas. The remaining $9 to $11 million of capital is anticipated to be spent on workover and development opportunities across several Permian Basin and north Louisiana properties.

During periods included in 2014 distributions, Enduro will participate in several wells drilled by Pioneer in the Wolfcamp play in the Midland Basin. Development began in the fourth quarter of 2013 and through 2014, Enduro anticipates 25 locations to be drilled on the properties in which the Trust has an interest, where Enduro owns working interests ranging from 6.25% to 25%. Capital costs per well are expected to be $7.2 million gross. This development is anticipated to increase the Trust’s oil production in 2014.

Historical Results of the Underlying Properties

The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the Underlying Properties for the six months ended June 30, 2011 derived from the historical revenues and direct operating expenses of the Underlying Properties included elsewhere in this Annual Report on Form 10-K.

Six Months Ended June 30, 2011
(Unaudited) (In thousands)
Revenues:
Oil	$42,908
Natural gas	16,464

Total revenues	$59,372

Direct operating expenses:
Lease operating	$13,245
Gathering and processing	1,091
Production and other taxes	4,317

Total direct operating expenses	$18,653

Excess of revenues over direct operating expenses	$40,719

The following table provides oil and natural gas sales volumes, average sales prices, average costs per Boe and capital expenditures relating to the Underlying Properties for the six months ended June 30, 2011.

Six Months Ended June 30, 2011
(Unaudited)
Operating data:
Permian Basin
Sales volumes:
Oil (MBbls)	455
Natural gas (MMcf)	969
Total sales (MBoe)	616
Average sales prices:
Oil (per Bbl)	$93.03
Natural gas (per Mcf)	$6.14
Average costs per Boe:
Lease operating	$17.22
Gathering and processing	$0.33
Production and other taxes	$6.13
Capital expenditures (in thousands):
Property development costs	$16,610
East Texas/North Louisiana
Sales volumes:
Oil (MBbls)	7
Natural gas (MMcf)	2,595
Total sales (MBoe)	440
Average sales prices:
Oil (per Bbl)	$96.29
Natural gas (per Mcf)	$4.05
Average costs per Boe:
Lease operating	$5.99
Gathering and processing	$2.01
Production and other taxes	$1.23
Capital expenditures (in thousands):
Property development costs	$15,509
Total Underlying Properties
Sales volumes:
Oil (MBbls)	462
Natural gas (MMcf)	3,564
Total sales (MBoe)	1,056
Average sales prices:
Oil (per Bbl)	$92.87
Natural gas (per Mcf)	$4.62
Average costs per Boe:
Lease operating	$12.54
Gathering and processing	$1.03
Production and other taxes	$4.09
Capital expenditures (in thousands):
Property development costs	$32,119

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are cash flow generated from the Net Profits Interest and borrowing capacity under the letter of credit described below. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has agreed to provide the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro as those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2013 and 2012, the Trust held cash reserves of $85,352 and $194,538, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

Cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be held in a noninterest-bearing account or may be invested in:

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

The amounts received by Enduro from hedge contract counterparties upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest in 2013. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Conveyance prohibit Enduro from entering into new hedging arrangements burdening the Trust. The remaining hedge settlements for 2013 production reduced or will reduce operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest during the first and second quarters of 2014.

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

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2013 is provided in the following table:

	Payments Due by Year
	2014	2015	2016	2017	2018	After 2018		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200	(a	)	(a)
Delaware Trustee fee	2	2	2	2	2	(a	)	(a)

Total	$202	$202	$202	$202	$202	(a	)	(a)

(a)	Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. Because the term of the Net Profits Interest and the Trust are not limited, the aggregate amounts of future payments cannot be calculated.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements; therefore, no new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

Critical Accounting Policies and Estimates

The Trust uses the modified cash basis of accounting to report Trust receipts of income from the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net of payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

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

(e) Amortization of the investment in the Net Profits Interest is calculated on a unit-of-production basis and is charged directly to the Trust corpus. Such amortization does not affect cash earnings of the Trust; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Amortization of Net Profits Interest. The Trust amortizes the investment in Net Profits Interest using the units-of-production method. The rate of recording amortization is dependent upon estimates of total proved reserves, which incorporate various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense may increase, reducing the Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic conditions.

Impairment of Investment in Net Profits Interest. Investment in the Net Profits Interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. While the Trust did not realize an impairment during the years ended December 31, 2013 or 2012 or during the period from May 3, 2011 to December 31, 2011, downward revisions in actual production volumes relative to current forecasts or lower than anticipated market pricing could result in recognition of impairment in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 52% and 48% of oil and natural gas production for 2012 and 2013. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. Beginning with 2014 production, the Trust is no longer subject to risks related to derivative contracts; however, the amount of future cash distributions will be subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

The following table summarizes hedge settlements for 2013 production that are or will be included in distributions made during the first and second quarters of 2014.

	Production Month (2013)		Settlement Month	Oil Hedge Settlements	Natural Gas Hedge Settlements	Total
Payment Month	Oil	Natural Gas
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$—	$80,317

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for the years ended December 31, 2013 and 2012 and for the period from May 3, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2013 and 2012, and its distributable income for the years ended December 31, 2013 and 2012 and for the period from May 3, 2011 (Inception) to December 31, 2011, in conformity with the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 10, 2014

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$85,352	$194,538
Net profits interest in oil and natural gas properties, net	571,311,115	637,650,739

Total assets	$571,396,467	$637,845,277

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$571,396,467	$637,845,277

Total liabilities and Trust corpus	$571,396,467	$637,845,277

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
Income from net profits interest	$49,079,582	$59,101,312	$10,535,206
Interest and investment income	191	606	—
General and administrative expenses	(709,352)	(968,780)	(37,261)
Cash reserves used (withheld) for Trust expenses	109,186	(81,782)	(112,746)

Distributable income	$48,479,607	$58,051,356	$10,385,199

Distributable income per unit (33,000,000 units)	$1.469079	$1.759132	$0.314703

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
Trust corpus, beginning of period	$637,845,277	$713,723,835	$10
Investment in net profits interest	—	—	726,000,000
Cash reserves withheld (used) for Trust expenses	(109,186)	81,782	112,746
Distributable income	48,479,607	58,051,356	10,385,199
Distributions to unitholders	(48,479,607)	(58,051,356)	(10,385,199)
Amortization of net profits interest	(66,339,624)	(75,960,340)	(12,388,921)

Trust corpus, end of year	$571,396,467	$637,845,277	$713,723,835

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION OF THE TRUST

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

The Trust was created to acquire and hold for the benefit of the Trust unitholders a net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” Enduro is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, and the Arklatex region of Texas and Louisiana.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At December 31, 2013 and 2012, the Trust had $85,352 and $194,538 of cash and cash equivalents, respectively. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro as those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

Each month, the Trustee pays Trust obligations and expenses and distributes to Trust unitholders the remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be held in a noninterest-bearing account or may be invested in:

•	Interest-bearing obligations of the United States government;

•	Money market funds that invest only in United States government securities;

•	Repurchase agreements secured by interest-bearing obligations of the United States government; or

•	Bank certificates of deposit.

At December 31, 2013 and December 31, 2012, the Trust did not have any cash on hand related to future distributions.

Net Profits Interest Conveyance, Initial Public Offering and Secondary Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units at $22.00 per unit to the public. After the completion of the initial public offering and as of December 31, 2012 and 2011, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering and as of December 31, 2013, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of income from the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties plus any payments made or net payments received in connection with the settlement of certain hedge contracts, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the conveyance creating the Net Profits Interest.

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to the Trust corpus; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; general and administrative expenses are recorded when paid instead of when incurred; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market accounts, and all highly liquid investments with an original maturity of three months or less.

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. No impairments were recognized during the years ended December 31, 2013 or 2012 or during the period from May 3, 2011 to December 31, 2011.

The Trust’s impairment assessment is dependent upon forecasts of future production from the Underlying Properties and upon estimates of future commodity prices.

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

	Year Ended December 31,		May 3, 2011 (Inception) through December 31, 2011
	2013	2012
ConocoPhillips	32%	30%	35%
Occidental Petroleum	17%	21%	18%
Navajo Refining	11%	10%	9%

As there is significant competition among purchasers of oil and natural gas in the areas of the Underlying Properties, the loss of one or all of these purchasers does not present a significant risk. If one or all of the largest purchasers were lost, several entities could purchase the oil and natural gas produced from the Underlying Properties with little or no interruption to the business.

Enduro entered into certain hedge contacts related to the Underlying Properties for production periods through December 31, 2013, for which settlements are included in the Net Profits Interest calculation. The hedge contracts were with two counterparties, Merrill Lynch Commodities, Inc. and BNP Paribas.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

3.	NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The rate of recording amortization is dependent upon estimates of total proved reserves, which incorporate various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense may increase, reducing the Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic conditions. Accumulated amortization as of December 31, 2013 and 2012 was $154,688,885 and $88,349,261, respectively.

4.	COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 52% and 48% of oil and natural gas production for 2012 and 2013, respectively. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged.

The following table summarizes hedge settlements for 2013 production that are or will be included in distributions made during the first and second quarters of 2014.

	Production Month (2013)		Settlement Month	Oil Hedge Settlements	Natural Gas Hedge Settlements	Total
Payment Method	Oil	Natural Gas
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$ —	$80,317

5.	INCOME TAXES

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
September 20, 2013	September 30, 2013	October 15, 2013	$0.127255
October 21, 2013	October 31, 2013	November 15, 2013	$0.151242
November 18, 2013	November 29, 2013	December 13, 2013	$0.152342
Total—2013			$1.469079
2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992
September 18, 2012	September 28, 2012	October 15, 2012	$0.142001
October 19, 2012	October 31, 2012	November 15, 2012	$0.140765
November 19, 2012	November 30, 2012	December 14, 2012	$0.160896
Total—2012			$1.759132
2011:
November 18, 2011	November 30, 2011	December 14, 2011	$0.314703
Total—2011			$0.314703

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

7.	RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the year ended December 31, 2013, the Trust paid $200,551 to the Trustee and $2,000 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the year ended December 31, 2012, the Trust paid $213,202 to the Trustee and $5,500 to the Delaware Trustee. The amounts paid to the Delaware Trustee during 2012 represented fees for both 2012 and 2013. During the period from Inception through December 31, 2011, the Trust did not pay any amounts to the Trustee or the Delaware Trustee.

Agreement with Enduro Resource Partners LLC. The Trust entered into a Registration Rights Agreement with Enduro dated as of November 8, 2011, which was amended on November 8, 2012, in connection with the initial public offering of Trust Units and Enduro’s conveyance to the Trust of the Net Profits Interest whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are filed as exhibits to this report. Pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and on October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units.

8.	SUBSEQUENT EVENTS

On January 15, 2014, the distribution of $0.134090 per Trust Unit, which was declared on December 20, 2013, was paid to Trust unitholders owning Trust Units as of December 31, 2013. The distribution consisted of net profits allocable to the Trust of $4,474,962, less cash reserves withheld for future Trust expenses of approximately $50,000.

Subsequent to December 31, 2013, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655

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

	2013	2012	2011
Oil (per Bbl)	$96.78	$94.71	$96.19
Natural gas (per Mcf)	$3.67	$2.75	$4.11

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

As of December 31, 2013, 2012 and 2011, all of the Underlying Properties’ oil and gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance at Inception—May 3, 2011	—	—	—
Conveyance of Net Profits Interest by Enduro	5,769	31,143	10,959
Extensions and discoveries	2	2,934	491
Revisions of previous estimates	—	—	—
Production	(82)	(373)	(144)

Balance—December 31, 2011	5,689	33,704	11,306
Extensions and discoveries	2	407	70
Revisions of previous estimates	60	(8,914)	(1,426)
Production	(427)	(4,868)	(1,238)

Balance—December 31, 2012	5,324	20,329	8,712
Extensions and discoveries	483	1,250	692
Revisions of previous estimates	781	10,007	2,449
Production	(329)	(4,538)	(1,086)

Balance—December 31, 2013	6,259	27,048	10,767

Proved developed reserves:
December 31, 2011	5,689	25,230	9,894

December 31, 2012	5,324	19,279	8,537

December 31, 2013	6,111	20,479	9,524

Proved undeveloped reserves:
December 31, 2011	—	8,474	1,412

December 31, 2012	—	1,050	175

December 31, 2013	147	6,569	1,242

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of Previous Estimates

During the year ended December 31, 2013, revisions of previous estimates for natural gas increased natural gas reserves by 49%. The increase in natural gas reserves was due to price revisions as the average natural gas price used to determine estimated future net reserves increased by $0.92 per Mcf from $2.75 per Mcf at December 31, 2012 to $3.67 per Mcf at December 31, 2013. Oil reserves increased by 15% in 2013 as a result of revisions related to the timing of when proved reserve quantities are expected to be realized.

During the year ended December 31, 2012, revisions of previous estimates for natural gas reduced natural gas reserves by 26%. The decline in natural gas reserves was due to price revisions as the average natural gas price used to determine estimated future net reserves declined by $1.36 per Mcf from $4.11 per Mcf at December 31, 2011 to $2.75 per Mcf at December 31, 2012.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$665,123	$530,038	$660,423
Future production taxes	(52,436)	(44,941)	(52,618)

Future net cash flows	$612,687	$485,097	$607,805
10% annual discount for estimated timing of cash flows	(325,192)	(247,306)	(317,263)

Standardized measure of discounted future net cash flows	$287,495	$237,791	$290,542

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	May 3, 2011 (Inception) through December 31, 2011
Conveyance of Net Profits Interest by Enduro	$—	$—	$290,665
Extensions, discoveries, and other additions	21,943	802	4,202
Accretion of discount	23,779	29,054	4,844
Revisions of previous estimates and other	52,615	(29,709)	—
Net profits income	(48,633)	(52,898)	(9,169)

Change in present value of future net revenues	49,704	(52,751)	290,542
Balance, beginning of period	237,791	290,542	—

Balance, end of year	$287,495	$237,791	$290,542

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2013:
Income from Net Profits Interest	$11,212,756	$9,295,577	$14,203,592	$14,367,657
Distributable income	$11,062,722	$9,170,568	$14,028,630	$14,217,687
Distributions per unit	$0.335234	$0.277896	$0.425110	$0.430839
Year Ended December 31, 2012:
Income from Net Profits Interest	$14,469,220	$15,232,110	$14,459,162	$14,940,820
Distributable income	$14,219,205	$14,857,128	$14,334,177	$14,640,846
Distributions per unit	$0.430885	$0.450216	$0.434369	$0.443662

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement and (ii) the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by Enduro, including information relating to results of operations, the costs and revenues attributable to the Trust’s interest under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Net Profits Interest, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2013, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (1992), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013. The independent registered public accounting firm of Ernst & Young LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trustee of Enduro Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Enduro Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for the years ended December 31, 2013 and 2012 and for the period from May 3, 2011 (Inception) to December 31, 2011 of Enduro Royalty Trust, and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 10, 2014

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2013, the Trustee received $200,551 in administrative fees and reimbursable expenses from the Trust. During the year ended December 31, 2012, the Trustee received $213,202 in administrative fees and reimbursable expenses from the Trust. During the period from Inception through December 31, 2011, the Trustee did not receive any administrative fees from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Enduro Resource Partners LLC	8,600,000	(1)	26.1%
Enduro Resource Holdings LLC	8,600,000	(2)	26.1%
R/C IV Enduro Holdings, L.P.	8,600,000	(3)	26.1%
Riverstone/Carlyle Energy Partners IV, L.P	8,600,000	(4)	26.1%
R/C Energy GP IV, LLC	8,600,000	(5)	26.1%
Kayne Anderson Capital Advisors, L.P.	2,893,345	(6)	8.8%

(1)	Reference is hereby made to the Schedule 13D filed by the reporting person on October 11, 2013 for additional information regarding the beneficial ownership of the reporting person.

(2)	Reference is hereby made to the Schedule 13D filed by the reporting person on October 11, 2013 for additional information regarding the beneficial ownership of the reporting person. Enduro Resource Holdings LLC does not directly own any Trust Units. By virtue of being the sole member of Enduro Resource Partners LLC, Enduro Resource Holdings LLC may be deemed to possess shared voting and dispositive powers with respect to the 8,600,000 Trust Units held by Enduro Resource Partners LLC.

(3)	Reference is hereby made to the Schedule 13D filed by the reporting person on October 11, 2013 for additional information regarding the beneficial ownership of the reporting person. R/C IV Enduro Holdings, L.P. does not directly own any Trust Units. By virtue of owning 92.7% of the limited liability company interests in Enduro Resource Holdings LLC, R/C IV Enduro Holdings, L.P. may be deemed to possess shared voting and dispositive powers with respect to the 8,600,000 Trust Units held by Enduro Resource Partners LLC.

(4)	Reference is hereby made to the Schedule 13D filed by the reporting person on October 11, 2013 for additional information regarding the beneficial ownership of the reporting person. Riverstone/Carlyle Energy Partners IV, L.P. does not directly own any Trust Units. By virtue of being the sole general partner of R/C IV Enduro Holdings, L.P., Riverstone/Carlyle Energy Partners IV, L.P. may be deemed to possess shared voting and dispositive powers with respect to the 8,600,000 Trust Units held by Enduro Resource Partners LLC.

(5)	Reference is hereby made to the Schedule 13D filed by the reporting person on October 11, 2013 for additional information regarding the beneficial ownership of the reporting person. R/C Energy GP IV, LLC does not directly own any Trust Units. By virtue of being the sole general partner of Riverstone/Carlyle Energy Partners IV, L.P, R/C Energy GP IV, LLC may be deemed to possess shared voting and dispositive powers with respect to the 8,600,000 Trust Units held by Enduro Resource Partners LLC.

(6)	Reference is hereby made to the Schedule 13G filed by the reporting person on February 4, 2014 for additional information regarding the beneficial ownership of the reporting person.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant. See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.

Registration Rights Agreement. The Trust entered into a Registration Rights Agreement with Enduro dated as of November 8, 2011, which was amended on November 8, 2012, in connection with the initial public offering of Trust Units and Enduro’s conveyance to the Trust of the Net Profits Interest whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are filed as exhibits to this report. Pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and on October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2011, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2014.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2011 by Ernst & Young, LLP:

	2013	2012	2011
Audit fees(1)	$135,000	$130,000	$125,000
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—

Total fees	$135,000	$130,000	$125,000

(1)	Fees for audit services consisted of the audit of the Trust’s financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

Date: March 10, 2014	ENDURO ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
		By:	/s/ MIKE ULRICH
		Name:	Mike Ulrich
		Title:	Vice President

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

January 22, 2014

Mr. Mike Ulrich

Enduro Royalty Trust

The Bank of New York Mellon Trust Company, N.A., Trustee

919 Congress Avenue, Suite 500

Austin, TX 78701

Re:    Evaluation—Total Proved Reserves

Enduro Royalty Trust Net Profit Interests

Derived From Enduro Resource Partners LLC

          Underlying Properties Total Controlled Interests

Texas, Louisiana and New Mexico Properties

Using Yearend SEC Prices as of December 31, 2013

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Dear Mr. Ulrich:

As requested, this report was prepared on January 22, 2014 for Enduro Royalty Trust (“Trust”) for the purpose of submitting our estimates of total proved reserves and forecasts of economics attributable to the Trust net profits interests. We evaluated 100% of the Trust reserves, which are made up of oil and gas properties in Texas, Louisiana and New Mexico controlled by Enduro Resource Partners (“Company”). This evaluation utilized an effective date of December 31, 2013, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission (SEC). Composite summaries of the proved reserves for both the total controlled interests and the net profits interests are presented below.

Total Controlled Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	– Mbbl	13,169.1	394.1	378.9	13,942.0
Gas	– MMcf	40,801.8	1,615.7	13,981.9	56,399.4
Revenue
Oil	– M$	1,193,641.0	37,566.8	25,556.7	1,256,764.4
Gas	– M$	156,453.1	5,034.7	50,605.8	212,093.7
Net Taxes	– M$	109,910.5	2,531.0	3,845.7	116,287.2
Operating Expenses	– M$	550,531.2	3,250.1	12,272.7	566,054.0
Investments	– M$	0.0	441.0	20,214.4	20,655.4
Net Operating Income (BFIT)	– M$	689,652.3	36,379.5	39,829.6	765,861.2
Discounted at 10%	– M$	319,556.5	23,370.6	16,439.9	359,367.1

Enduro Royalty Trust

January 22, 2014

Net Profits Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	– Mbbl	5,825.0	286.0	147.0	6,259.0
Gas	– MMcf	19,307.0	1,172.0	6,569.0	27,048.0
Revenue
Oil	– M$	526,746.0	27,284.0	9,880.0	563,910.0
Gas	– M$	73,784.0	3,658.0	23,771.0	101,213.0
Net Taxes	– M$	48,812.0	1,838.0	1,786.0	52,436.0
Operating Expenses	– M$	0.0	0.0	0.0	0.0
Investments	– M$	0.0	0.0	0.0	0.0
Net Operating Income (BFIT)	– M$	551,721.0	29,102.0	31,864.0	612,687.0
Discounted at 10%	– M$	255,645.0	18,697.0	13,154.0	287,495.0

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

Hydrocarbon Pricing

The base SEC oil and gas prices calculated for December 31, 2013 were $96.78/bbl and $3.67/MMBTU, respectively. As specified by the SEC, a company must use a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. The base oil price is based upon WTI-Cushing spot prices (EIA) during 2013 and the base gas price is based upon Henry Hub spot prices (EIA) during 2013.

The base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $90.14 per barrel for oil and $3.76 per MCF for gas. All economic factors were held constant in accordance with SEC guidelines.

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

Enduro Royalty Trust

January 22, 2014

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

This evaluation includes 19 proved undeveloped locations based in various fields in Louisiana and Texas. Each of these drilling locations proposed as part of the Company’s development plan conforms to the proved undeveloped standards as set forth by the SEC. In our opinion, the Company has indicated they have every intent to complete this development plan within the next five years. Furthermore, the Company has demonstrated that they have the proper company staffing, financial backing and prior development success to ensure this five year development plan will be fully executed.

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

January 22, 2014

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

Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. This evaluation was supervised by Robert D. Ravnaas, President at Cawley, Gillespie & Associates, Inc. and a State of Texas Licensed Professional Engineer (License #61304). We do not own an interest in the properties or Enduro Resource Partners LLC or Enduro Royalty Trust and are not employed on a contingent basis. We have used all methods and procedures that we consider necessary under the circumstances to prepare this report. Our work-papers and related data utilized in the preparation of these estimates are available in our office. We consent to the filing of this report as an exhibit to the Annual Report on Form 10-K of Enduro Royalty Trust for the year end December 31, 2013.

Yours very truly,

Robert D. Ravnaas, P.E.
President

CAWLEY, GILLESPIE & ASSOCIATES, INC.
Texas Registered Engineering Firm (F-693)

INDEX TO EXHIBITS

Exhibit Number		Description

2.1	*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1	*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2	*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

10.1	*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2	*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

23.1		Consent of Cawley, Gillespie & Associates, Inc.

23.2		Consent of Ernst & Young LLP

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.