Form 10-Q
period 2014-03-31
Enduro Royalty Trust
filed 2014-05-01
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

1-512-236-6545

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

As of April 30, 2014, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

Workover—Operations on a producing well to restore or increase production.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$121,995	$85,352
Net profits interest in oil and natural gas properties, net	559,977,269	571,311,115

Total assets	$560,099,264	$571,396,467

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$560,099,264	$571,396,467

Total liabilities and Trust corpus	$560,099,264	$571,396,467

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2014	2013

Income from net profits interest	$11,863,431	$11,212,756
Interest income	—	75
General and administrative expenses	(188,350)	(218,360)
Cash reserves (withheld) used for Trust expenses	(36,643)	68,251

Distributable income	$11,638,438	$11,062,722

Distributable income per unit (33,000,000 units)	$0.352680	$0.335234

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2014	2013

Trust corpus, beginning of period	$571,396,467	$637,845,277
Cash reserves withheld (used) for Trust expenses	36,643	(68,251)
Distributable income	11,638,438	11,062,722
Distributions to unitholders	(11,638,438)	(11,062,722)
Amortization of net profits interest	(11,333,846)	(19,354,743)

Trust corpus, end of period	$560,099,264	$618,422,283

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION OF THE TRUST

Formation of the Trust and Provisions for Liabilities and Expenses

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At March 31, 2014 the Trust had $121,995 of cash and cash equivalents, an increase of $36,643 from the December 31, 2013 cash and cash equivalents balance of $85,352. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At March 31, 2014 and December 31, 2013, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

Net Profits Interest Conveyance, Initial Public Offering and Secondary Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units at $22.00 per unit. After the completion of the initial public offering and as of December 31, 2012 and 2011, Enduro owned 19,800,000 Trust Units, or 60% of the issued and outstanding Trust Units.

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, and as of March 31, 2014 and December 31, 2013, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2. BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

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

3. NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of March 31, 2014 and December 31, 2013 was $166,022,731 and $154,688,885, respectively.

4. COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 51% of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Three Months Ended March 31, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655

Three Months Ended March 31, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519

7. RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months ended March 31, 2014 and 2013, the Trust paid $50,000 and $50,451, respectively, to the Trustee pursuant to the terms of the Trust Agreement. No amounts were paid to the Delaware Trustee.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

8. SUBSEQUENT EVENTS

On April 14, 2014, the distribution of $0.070692 per Trust Unit, which was declared on March 21, 2014, was paid to Trust unitholders owning Trust Units as of March 31, 2014. The distribution consisted of net profits allocable to the Trust of $2,407,842, less cash reserves withheld for future Trust expenses of approximately $75,000.

On April 17, 2014, the Trust declared a distribution of $0.032496 per unit to unitholders of record as of April 30, 2014. The distribution is expected to be paid to unitholders on May 14, 2014.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2013 Annual Report on Form 10-K. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Gross profits:
Oil sales	$20,943,624	19,705,888	6%
Natural gas sales	5,725,783	7,589,007	(25%)

Total	26,669,407	27,294,895	(2%)

Costs:
Direct operating expenses:
Lease operating expenses	7,325,000	7,900,000	(7%)
Compression, gathering and transportation	800,000	1,050,000	(24%)
Production, ad valorem and other taxes	1,928,000	1,925,000	0%
Development expenses	3,498,000	5,100,000	(31%)

Total	13,551,000	15,975,000	(15%)

Settlement of hedge contracts	1,710,883	2,696,050	(37%)

Net profits	$14,829,290	14,015,945	6%
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	11,863,431	11,212,756	5%

Trust general and administrative expenses and cash withheld for expenses	224,993	150,034	50%

Distributable income	$11,638,438	$11,062,722	6%

Underlying Properties Production Volumes:
Oil (Bbls)	212,636	229,272	(7%)
Natural Gas (Mcf)	1,502,577	2,513,630	(40%)
Combined (BOE)	463,066	648,210	(29%)

Average Prices:
Oil—NYMEX (September-November) ($/Bbl)	$100.37	$90.38	11%
Oil Differential	$(1.87)	$(4.43)	(58%)

Oil prices realized ($/Bbl)	$98.50	$85.95	15%

Natural gas—NYMEX (August-October) ($/Mcf)	$3.58	$2.89	24%
Differential	$0.23	$0.13	81%

Natural gas prices realized ($/Mcf)	$3.81	$3.02	26%

Net profits income received by the Trust amounted to $11.9 million for the quarter ended March 31, 2014, an increase of $0.7 million, or 6%, from the $11.2 million for the first quarter of 2013. The increased net profits income was primarily due to a 15% or $2.4 million decrease in direct operating costs, partially offset by a 2% or $0.6 million decrease in revenue, and a 37% or $1.0 million decrease in income from the settlement of hedge contracts in the quarter ended March 31, 2014, as compared with the first quarter of 2013.

Oil sales included in the first quarter 2014 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September to November of 2013. Revenues from oil sales increased 6% or $1.2 million as a result of the higher average price received for oil at the wellhead of $98.50 per Bbl as compared to $85.95 per Bbl during the first quarter of 2013, due to increased NYMEX prices and a decreased basis differential. This increase due to prices was partially offset by a decrease in oil volumes sold, which were 7% lower due to natural production decline and the timing of payments received from third parties for the Underlying Properties.

Natural gas sales included in the first quarter of 2014 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from August to September of 2013. Natural gas revenues for the quarter ended March 31, 2014 decreased by 25% or $1.9 million compared to the first quarter of 2013. This decrease was a result of a 40% decline in production due to natural production declines and the timing of payments received from third parties, partially offset by an increase of $0.79 per Mcf in realized prices.

Direct operating expenses for the first quarter of 2014 decreased 15% or $2.4 million from the first quarter of 2013 primarily due to lower capital development expenses in the first quarter of 2014 along with lower sales volumes, which decreased lease operating and transportation expenses incurred. Capital expenses decreased 31% or $1.6 million to $3.5 million as compared to the first quarter of 2013 due to fewer drilling projects in the first three months of 2014. The majority of the $3.5 million spent on capital projects in the first quarter of 2014 related to three wells drilled in the Wolfcamp reservoir. Capital development expenses for the three months ended 2013 primarily relate to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico.

General and administrative expenses and related cash withheld for expenses increased approximately $0.1 million to $0.2 million for the first quarter 2014 calculation from the first quarter 2013 net profits interest calculation. Cash withheld for general and administrative expenses for the three months ended March 31, 2014 was higher primarily due to the Trust having a lower cash balance available to cover immediate expenses as of December 31, 2013 as compared to December 31, 2012.

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

Any amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts will reduce the operating expenses related to the Underlying Properties in calculating the net profits. However, Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged.

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

Distributions Declared After Quarter End

On April 17, 2014, the Trust declared a distribution of $0.032496 per unit to unitholders of record as of April 30, 2014. The distribution is expected to be paid to unitholders on May 14, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Sensitivity

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is expected to be unhedged. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Trust’s 2013 Annual Report on Form 10-K for additional information.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors occurred during the three months ended March 31, 2014.

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

Date: April 30, 2014

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

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	Trust Agreement of Enduro Royalty Trust, dated as of May 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

4.1	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 (File No. 1-35333))

10.1	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.