Form 10-Q
period 2014-06-30
Enduro Royalty Trust
filed 2014-07-31
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$125,164	$85,352
Net profits interest in oil and natural gas properties, net	548,969,757	571,311,115

Total assets	$549,094,921	$571,396,467

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$549,094,921	$571,396,467

Total liabilities and Trust corpus	$549,094,921	$571,396,467

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from net profits interest	$6,348,293	$9,295,577	$18,211,724	$20,508,333
Interest income	—	—	—	75
General and administrative expenses	(221,840)	(210,974)	(410,190)	(429,334)
Cash reserves used (withheld) for Trust expenses	(3,169)	85,965	(39,812)	154,216

Distributable income	$6,123,284	$9,170,568	$17,761,722	$20,233,290

Distributable income per unit (33,000,000 units)	$0.185554	$0.277896	$0.538234	$0.613130

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$560,099,264	$618,422,283	$571,396,467	$637,845,277
Cash reserves withheld (used) for Trust expenses	3,169	(85,965)	39,812	(154,216)
Distributable income	6,123,284	9,170,568	17,761,722	20,233,290
Distributions to unitholders	(6,123,284)	(9,170,568)	(17,761,722)	(20,233,290)
Amortization of net profits interest	(11,007,512)	(17,575,973)	(22,341,358)	(36,930,716)

Trust corpus, end of period	$549,094,921	$600,760,345	$549,094,921	$600,760,345

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At June 30, 2014 the Trust had $125,164 of cash and cash equivalents, an increase of $39,812 from the December 31, 2013 cash and cash equivalents balance of $85,352. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Alternatively, cash held for distribution at the next distribution date may be held in a noninterest-bearing account. At June 30, 2014 and December 31, 2013, the Trust did not have any cash on hand related to future distributions.

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

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, and as of June 30, 2014 and December 31, 2013, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

2.	BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of June 30, 2014 and December 31, 2013 was $177,030,243 and $154,688,885, respectively.

4.	COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. To mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately 51% of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is unhedged.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2014 and 2013:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Six Months Ended June 30, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
Year to Date —2014			$0.538234
Six Months Ended June 30, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
Year to Date —2013			$0.613130

7.	RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2014, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and six months ended June 30, 2013, the Trust paid $50,000 and $100,451 respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee for the six months ended June 30, 2014 and 2013, respectively.

8.	SUBSEQUENT EVENTS

On July 15, 2014, the distribution of $0.075786 per Trust Unit, which was declared on June 20, 2014, was paid to Trust unitholders owning Trust Units as of June 30, 2014. The distribution consisted of net profits allocable to the Trust of $2,560,940, less cash reserves withheld for future Trust expenses of approximately $60,000.

On July 21, 2014, the Trust declared a distribution of $0.103852 per unit to unitholders of record as of July 31, 2014. The distribution is expected to be paid to unitholders on August 14, 2014.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Gross profits:
Oil sales	$19,315,162	$17,571,781	10%
Natural gas sales	6,113,886	7,759,547	(21%)

Total	25,429,048	25,331,328	0%
Costs:
Direct operating expenses:
Lease operating expenses	7,052,000	7,950,000	(11%)
Compression, gathering and transportation	803,000	825,000	(3%)
Production, ad valorem and other taxes	2,057,000	1,575,000	31%
Development expenses	7,662,000	5,750,000	33%

Total	17,574,000	16,100,000	9%
Settlement of hedge contracts	80,318	2,388,143	(97%)

Net profits	$7,935,366	$11,619,471	(32%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$6,348,293	$9,295,577	(32%)
Trust general and administrative expenses and cash withheld for expenses	225,009	125,009	80%

Distributable income	$6,123,284	$9,170,568	(33%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	209,719	222,831	(6%)
Natural Gas (Mcf)	1,440,077	2,194,839	(34%)
Combined (BOE)	449,732	588,638	(24%)
Average Prices:
Oil—NYMEX (December—February) ($/Bbl)	$97.74	$92.78	5%
Oil Differential	$(5.64)	$(13.92)	(59%)

Oil prices realized ($/Bbl)	$92.10	$78.86	17%
Natural gas—NYMEX (November—January) ($/Mcf)	$4.11	$3.51	17%
Differential	$0.14	$0.03	367%

Natural gas prices realized ($/Mcf)	$4.25	$3.54	20%

Net profits income received by the Trust amounted to $6.3 million for the quarter ended June 30, 2014, a decrease of $2.9 million, or 32%, from the $9.3 million for the second quarter of 2013. The decreased net profits income was primarily due to a 97%, or $2.3 million, decrease in income from the settlement of hedge contracts in the quarter ended June 30, 2014 as compared with the second quarter of 2013 and a 9%, or $1.5 million, increase in operating and development expenses to $17.6 million compared to $16.1 million in the second quarter for 2013. The decrease in income from hedge contracts resulted from the maturation of the hedge contracts related to 2013 production. All production attributable to 2014 and thereafter for the Trust is unhedged.

Oil sales included in the second quarter 2014 net profits interest calculation primarily relate to oil produced from the Underlying Properties from December 2013 to February 2014. Revenues from oil sales increased 10%, or $1.7 million, as a result of the higher average price received for oil at the wellhead of $92.10 per Bbl as compared to $78.86 per Bbl during the second quarter of 2013. The increase in oil wellhead pricing was due to increased NYMEX prices as well as decreased basis differentials. Average oil prices received during the periods represented by the second quarter 2013 distribution were impacted by wider than historical basis differentials in the Permian Basin. This increase was partially offset by a decrease in oil volumes sold, which were 6% lower than the comparable period in 2013 due to natural production decline and the timing of payments received from third parties for the Underlying Properties.

Natural gas sales included in the second quarter of 2014 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from November 2013 to January of 2014. Natural gas revenues for the quarter ended June 30, 2014 decreased by 21%, or $1.6 million, compared to the second quarter of 2013. This decrease was a result of a 34% decline in production due to natural production declines. This decrease was partially offset by an increase of $0.71 per Mcf in realized prices due to increased NYMEX prices.

Expenses for the second quarter of 2014 increased 9%, or $1.5 million, from the second quarter of 2013 due to higher capital development expenses and production and ad valorem taxes in the second quarter of 2014. Capital expenses increased 33%, or $1.9 million, to $7.7 million as compared to the second quarter of 2013 due to participation in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources in the second quarter of 2014. Of the $7.7 million spent on capital projects in the second quarter of 2014, $4.2 million related to the following Rocker B wells drilled in the Wolfcamp reservoir:

Well Name	County & State	Working Interest
Rocker B 40H	Reagan, TX	25.00%
Rocker B 41H	Reagan, TX	25.00%
Rocker B 42H	Reagan, TX	25.00%
Rocker B 43H	Reagan, TX	6.25%
Rocker B 44H	Reagan, TX	6.25%
Rocker B 45H	Reagan, TX	6.25%
Rocker B 46H	Irion, TX	6.25%
Rocker B 47H	Irion, TX	6.25%
Rocker B 48H	Irion, TX	6.25%
Rocker B 71H	Irion, TX	12.50%
Rocker B 72H	Irion, TX	12.50%
Rocker B 73H	Irion, TX	12.50%
Rocker B 74H	Irion, TX	12.50%

Capital development expenses for the second quarter of 2013 primarily related to two Permian oil wells in the Lost Tank field in southeastern New Mexico. Production and ad valorem taxes increased by $0.5 million, or 31%, compared to the second quarter of 2013, due to downward adjustments in 2013 as 2012 ad valorem expense came in lower than expected. Increased expenses due to capital projects and taxes were partially offset by lower sales volumes, which decreased lease operating expenses incurred by 11%, or $0.9 million, in the second quarter of 2014 compared to the second quarter of 2013.

General and administrative expenses and related cash withheld for expenses increased approximately $0.1 million to $0.2 million for the second quarter 2014 from the second quarter 2013. Cash withheld for general and administrative expenses for the three months ended June 30, 2014 was higher primarily due to the Trust having a lower cash balance available to cover immediate expenses as of December 31, 2013 as compared to December 31, 2012.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net profits income for the six months ended June 30, 2014 and 2013 was determined as shown in the following table:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
Gross profits:
Oil sales	$40,258,786	$37,277,669	8%
Natural gas sales	11,839,669	15,348,554	(23%)

Total	52,098,455	52,626,223	(1%)

Costs:
Direct operating expenses:
Lease operating expenses	14,377,000	15,850,000	(9%)
Compression, gathering and transportation	1,603,000	1,875,000	(15%)
Production, ad valorem and other taxes	3,985,000	3,500,000	14%
Development expenses	11,160,000	10,850,000	3%

Total	31,125,000	32,075,000	(3%)

Settlement of hedge contracts	1,791,200	5,084,193	(65%)

Net profits	$22,764,655	$25,635,416	(11%)
Percentage allocable to Net Profits Interest	80%	80%

Income from Net Profits Interest	$18,211,724	$20,508,333	(11%)
Trust general and administrative expenses and cash withheld for expenses	450,002	275,043	64%

Distributable income	$17,761,722	$20,233,290	(12%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	422,354	452,103	(7%)
Natural Gas (Mcf)	2,942,654	4,708,469	(38%)
Combined (BOE)	912,796	1,236,848	(26%)
Average Prices:
Oil—NYMEX (September-February) ($/Bbl)	$99.05	$91.58	8%
Oil Differential	$(3.73)	$(9.13)	(59%)

Oil prices realized ($/Bbl)	$95.32	$82.45	16%
Natural gas—NYMEX (August-January) ($/Mcf)	$3.81	$3.20	19%
Differential	$0.21	$0.06	250%

Natural gas prices realized ($/Mcf)	$4.02	$3.26	23%

Net profits income received by the Trust amounted to $18.2 million for the six months ended June 30, 2014, a decrease of $2.3 million, or 11%, from the $20.5 million for the first six months of 2013. The decrease was primarily due to a reduction of $3.3 million in the settlement of hedge contracts as compared to the first six months of 2013, partially offset by a decrease of $1.0 million in direct operating expenses. The decrease in income from hedge contracts resulted from the maturation of the hedge contracts related to 2013 production. All production attributable to 2014 and thereafter for the Trust is unhedged.

Oil sales included in the first six months of 2014 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September 2013 to February 2014. As compared to the first six months of 2013, oil sales increased 8% as a result of increases in the average price received due to increased NYMEX prices and a decrease in the oil differential. During the months represented by the first six months of 2014 net profits interest calculation, average oil prices increased by $12.87 per Bbl as a result of a $7.47 per Bbl increase in NYMEX coupled with a narrowing of basis differentials in the Permian Basin to an average of $3.73 per Bbl in the first six months of 2014, compared to $9.13 per Bbl for the first six months of 2013. Oil volumes declined 7% to 422 MBbls during the months included in the first six months net profits interest calculation in 2014, compared to 452 MBbls for the same period in 2013, mainly due to natural decline and, to a lesser extent, the timing of payments received from third parties for the Underlying Properties.

Natural gas sales included in the first six months of 2014 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from August 2013 to January 2014. Natural gas sales included in the net profits interest calculation for the six months ended June 30, 2014 decreased 23% compared to the six months ended June 30, 2013 due to a 38% reduction in natural gas volumes from 4,708 MMcf in the first six months of 2013 to 2,943 MMcf in the first six months of 2014, partially offset by a $0.76 per Mcf increase in realized prices, from $3.26 per Mcf in the first six months of 2013 to $4.02 per Mcf in the first six months of 2014. NYMEX natural gas prices increased 19% for the first six months of 2014 compared to the first six months of 2013, while the positive differential increased over the same period, contributing to an increase of 23% in the average prices received for natural gas in the six month period. Natural gas volumes reported during the six month period of 2014 were lower as a result of natural decline and the timing of payments received from third parties.

Expenses decreased $1 million, or 3%, from the first half of 2013 net profits interest distribution calculation to the first half of 2014 primarily due to lower sales volumes, which decreased lease operating and transportation expenses incurred, partially offset by increases in production, ad valorem and other taxes and development expenses. Capital development expenses increased $0.3 million to $11.2 million in the first six months of 2014 as compared to the first six months of 2013. Of the $11.2 million spent on capital projects in the first half of 2014, $6.1 million related to the following Rocker B wells drilled in the Wolfcamp reservoir of the Permian Basin:

Well Name	County & State	Working Interest
Rocker B 40H	Reagan, TX	25.00%
Rocker B 41H	Reagan, TX	25.00%
Rocker B 42H	Reagan, TX	25.00%
Rocker B 43H	Reagan, TX	6.25%
Rocker B 44H	Reagan, TX	6.25%
Rocker B 45H	Reagan, TX	6.25%
Rocker B 46H	Irion, TX	6.25%
Rocker B 47H	Irion, TX	6.25%
Rocker B 48H	Irion, TX	6.25%
Rocker B 71H	Irion, TX	12.50%
Rocker B 72H	Irion, TX	12.50%
Rocker B 73H	Irion, TX	12.50%
Rocker B 74H	Irion, TX	12.50%

Capital development expenses for the six months ended June 30, 2013 primarily relate to two Permian oil wells in the Lost Tank field in southeastern New Mexico. Production and ad valorem taxes increased by $0.5 million, or 14%, compared to the first six months of 2013. Increases due to capital projects and taxes were offset by lower sales volumes, which decreased lease operating expenses by 9%, or $1.5 million, and transportation expenses by 15%, or $0.3 million, in the first six months of 2014 compared to the first six months of 2013.

General and administrative expenses and cash withheld for expenses increased $0.2 million from the first six months 2013 net profits interest calculation to the first six months 2014 calculation. Cash withheld for general and administrative expenses for the six months ended June 30, 2014 was higher primarily due to the Trust having a lower cash balance available to cover immediate expenses as of December 31, 2013 as compared to December 31, 2012.

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

In prior periods, any amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating the net profits. However, Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is unhedged.

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

Distributions Declared After Quarter End

On July 21, 2014, the Trust declared a distribution of $0.103852 per unit to unitholders of record as of July 31, 2014. The distribution is expected to be paid to unitholders on August 14, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Sensitivity

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As of December 31, 2013, all hedge contracts had matured. Consequently, all production attributable to the Trust in 2014 and thereafter is unhedged. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Trust’s 2013 Annual Report on Form 10-K for additional information.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors occurred during the three months ended June 30, 2014.

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

Date: July 31, 2014

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