Form 10-Q
period 2014-09-30
Enduro Royalty Trust
filed 2014-11-05
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$228,163	$85,352
Net profits interest in oil and natural gas properties, net	538,296,915	571,311,115

Total assets	$538,525,078	$571,396,467

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$538,525,078	$571,396,467

Total liabilities and Trust corpus	$538,525,078	$571,396,467

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Income from net profits interest	$7,415,563	$14,203,592	$25,627,287	$34,711,925
Interest income	—	—	—	75
General and administrative expenses	(137,011)	(160,615)	(547,201)	(589,949)
Cash reserves used (withheld) for Trust expenses	(102,999)	(14,347)	(142,811)	139,869
Distributable income	$7,175,553	$14,028,630	$24,937,275	$34,261,920

Distributable income per unit (33,000,000 units)	$0.217441	$0.425110	$0.755675	$1.038240

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Trust corpus, beginning of period	$549,094,921	$600,760,345	$571,396,467	$637,845,277
Cash reserves withheld (used) for Trust expenses	102,999	14,347	142,811	(139,869)
Distributable income	7,175,553	14,028,630	24,937,275	34,261,920
Distributions to unitholders	(7,175,553)	(14,028,630)	(24,937,275)	(34,261,920)
Amortization of net profits interest	(10,672,842)	(17,111,416)	(33,014,200)	(54,042,132)
Trust corpus, end of period	$538,525,078	$583,663,276	$538,525,078	$583,663,276

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

•                            the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•                            the Trust is judicially dissolved.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. At September 30, 2014, the Trust had $228,163 of cash and cash equivalents, an increase of $142,811 from the December 31, 2013 cash and cash equivalents balance of $85,352.  The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate of either of them intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1.0 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.0 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

•                          Repurchase agreements secured by interest-bearing obligations of the United States government; or

•                          Bank certificates of deposit.

At September 30, 2014 and December 31, 2013, the Trust did not have any cash on hand related to future distributions.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

Net Profits Interest Conveyance, Initial Public Offering and Secondary Offering

On November 8, 2011, Enduro conveyed to the Trust, through the merger of a wholly owned subsidiary of Enduro with the Trust, the Net Profits Interest in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units at $22.00 per unit. On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, and as of September 30, 2014 and December 31, 2013, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2013 Annual Report on Form 10-K.

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

Under the terms of the conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received as well as cash settlements for applicable hedge contracts received by Enduro during the relevant month for periods during which hedges were in place. Monthly operating expenses and capital expenditures represent incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. Accumulated amortization as of September 30, 2014 and December 31, 2013 was $187,703,085 and $154,688,885, respectively.

4.                        COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. In 2011, to mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately half of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. Hedge contracts related to 2013 production matured on December 31, 2013; however as the Trust uses the modified cash basis of accounting, hedge receipts related to 2013 production continued to be included in the distribution until the distribution paid in March 2014.  All production attributable to 2014 and thereafter for the Trust is unhedged.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2014 and 2013:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
June 20, 2014	June 30, 2014	July 15, 2014	$0.075786
July 21, 2014	July 31, 2014	August 14, 2014	$0.103852
August 19, 2014	August 29, 2014	September 16, 2014	$0.037803
Year to Date —2014			$0.755675

Nine Months Ended September 30, 2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
Year to Date —2013			$1.038240

7.                        RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and nine months ended September 30, 2014, the Trust paid $50,000 and $150,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and nine months ended September 30, 2013, the Trust paid $50,000 and $150,551 respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee for the nine months ended September 30, 2014 and 2013, respectively.

8.                        SUBSEQUENT EVENTS

On October 21, 2014, the Trust declared a distribution of $0.064625 per unit to unitholders of record as of October 31, 2014. The distribution is expected to be paid to unitholders on November 17, 2014.

Subsequent to the last announced distribution, during a review of capital expenditures, Enduro determined that in a prior distribution, capital expenditure accruals had been recorded for which actual costs were also recognized. This resulted in the Trust incurring $0.9 million in additional capital expenditures, net to the Trust. Enduro regularly reviews its expense accruals and records adjustments as necessary.  As the Trust applies a modified cash basis of accounting, there is no impact on the Trust’s third quarter or historical financial statements.  This amount will be included in the distribution to be paid in December 2014.

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

Immediately following the conveyance, Enduro completed an initial public offering of 13,200,000 Trust Units at $22.00 per unit. On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price of $13.85 per unit to the public. The Trust did not sell any units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, and as of September 30, 2014 and December 31, 2013, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Gross profits:
Oil sales	$20,743,114	$19,682,589	5%
Natural gas sales	6,453,340	7,614,233	(15)%
Total	27,196,454	27,296,822	0%

Costs:
Direct operating expenses:
Lease operating expenses	7,821,000	7,105,000	10%
Compression, gathering and transportation	774,000	930,000	(17)%
Production, ad valorem and other taxes	1,996,000	1,900,000	5%
Development expenses	7,336,000	1,100,000	567%
Total	17,927,000	11,035,000	62%

Settlement of hedge contracts	—	1,492,668	(100)%
Net profits	$9,269,454	$17,754,490	(48)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$7,415,563	$14,203,592	(48)%
Trust general and administrative expenses and cash withheld for expenses	240,010	174,962	37%
Distributable income	$7,175,553	$14,028,630	(49)%

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	220,988	221,096	0%
Natural Gas (Mcf)	1,290,424	2,111,895	(39)%
Combined (BOE)	436,059	573,079	(24)%

Average Prices:
Oil - NYMEX (March-May) ($/Bbl)	$101.58	$93.35	9%
Differential	$(7.72)	$(4.33)	78%
Oil prices realized ($/Bbl)	$93.86	$89.02	5%

Natural gas - NYMEX (February-April) ($/Mcf)	$4.75	$3.55	34%
Differential	$0.25	$0.06	347%
Natural gas prices realized ($/Mcf)	$5.00	$3.61	39%

Net profits income received by the Trust amounted to $7.4 million for the quarter ended September 30, 2014, a decrease of $6.8 million, or 48%, from the $14.2 million for the third quarter of 2013. The decreased net profits income was primarily due to a $6.2 million increase in development expenses related to Enduro’s participation in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources. In addition, lease operating expenses increased by 10% and the expiration of hedge contracts resulted in a decrease in income of $1.5 million due to the maturation of all hedge contracts related to 2013 production. All production attributable to 2014 and thereafter for the Trust is unhedged.

Oil sales included in the third quarter 2014 net profits interest calculation primarily relate to oil produced from the Underlying Properties from March to May 2014. Revenues from oil sales increased 5%, or $1.1 million, as a result of the higher average price received for oil at the wellhead of $93.86 per Bbl as compared to $89.02 per Bbl during the third quarter of 2013. The increase in oil wellhead pricing was due to increased NYMEX prices, partially offset by wider basis differentials. Oil volumes sold remained consistent with the comparable period in 2013 due to replacement of 13,452 Bbls of production with volumes from Wolfcamp capital projects coming online in months included in the third quarter of 2014.

Natural gas sales included in the third quarter of 2014 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from February to April 2014. Natural gas revenues for the quarter ended September 30, 2014 decreased by 15%, or $1.2 million, compared to the third quarter of 2013. This decrease was the result of a 39% decline in production compared to the same period in 2013, due to natural production declines and differences in the timing of cash receipts.  As natural gas sales volumes reported represent volumes for which Enduro was paid during the applicable period, reported volumes can fluctuate due to the timing of cash receipts from purchasers. During the third quarter of 2013, natural gas volumes reported included approximately 258,000 Mcf that was paid by an operator for 23 months of production from a well in north Louisiana. These volumes represented past production months for which Enduro was not paid on a timely basis. Natural gas production decline would have been approximately 30% absent this adjustment in the third quarter of 2013. The decrease in production volumes for the three months ended September 30, 2014 was partially offset by an increase of $1.39 per Mcf in realized prices due to a 34%, or $1.20, increase in NYMEX prices, and a $0.19 increase in the positive basis differential.

Expenses included in the third quarter 2014 net profits interest calculation relate to expenses incurred from April to June 2014. Expenses for the third quarter of 2014 increased 62%, or $6.9 million, from the third quarter of 2013 primarily due to higher capital development expenses and lease operating expenses.  Capital expenses increased $6.2 million to $7.3 million as compared to the third quarter of 2013 due to participation in the Wolfcamp drilling program in the third quarter of 2014. Of the $7.3 million spent on capital projects in the third quarter of 2014, $4.8 million related to the Rocker B program drilled in the Wolfcamp reservoir.

Cash withheld for general and administrative expenses for the three month period ended September 30, 2014 increased approximately $0.1 million to $0.2 million from the same period of 2013. The increase was primarily due to the Trust having a lower beginning cash balance available at December 31, 2013 to cover immediate expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net profits income for the nine months ended September 30, 2014 and 2013 was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Gross profits:
Oil sales	$61,001,900	$56,960,258	7%
Natural gas sales	18,293,009	22,962,787	(20)%
Total	79,294,909	79,923,045	(1)%

Costs:
Direct operating expenses:
Lease operating expenses	22,198,000	22,955,000	(3)%
Compression, gathering and transportation	2,377,000	2,805,000	(15)%
Production, ad valorem and other taxes	5,981,000	5,400,000	11%
Development expenses	18,496,000	11,950,000	55%
Total	49,052,000	43,110,000	14%

Settlement of hedge contracts	1,791,200	6,576,861	(73)%
Net profits	$32,034,109	$43,389,906	(26)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$25,627,287	34,711,925	(26)%
Trust general and administrative expenses and cash withheld for expenses	690,012	450,005	53%
Distributable income	$24,937,275	$34,261,920	(27)%

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	643,342	673,199	(4)%
Natural Gas (Mcf)	4,233,078	6,820,364	(38)%
Combined (BOE)	1,348,855	1,809,926	(25)%

Average Prices:
Oil - NYMEX (September-May) ($/Bbl)	$99.90	$92.17	8%
Oil Differential	$(5.08)	$(7.56)	(33)%
Oil prices realized ($/Bbl)	$94.82	$84.61	12%

Natural gas - NYMEX (August-April) ($/Mcf)	$4.12	$3.31	25%
Differential	$0.20	$0.06	232%
Natural gas prices realized ($/Mcf)	$4.32	$3.37	28%

Net profits income received by the Trust amounted to $25.6 million for the nine months ended September 30, 2014, a decrease of $9.1 million, or 26%, from the $34.7 million for the nine months ended September 30, 2013. The decreased net profits income was primarily due to a $6.5 million increase in development expenses related to Enduro’s participation in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources, partially offset by decreases in lease operating expense and compression, gathering and transportation. The expiration of hedge contracts related to 2013 production resulted in a decrease in income of $4.8 million for the nine month period ended September 30, 2014, as the last hedge settlement received was paid on the March 2014 distribution. All production attributable to 2014 and thereafter for the Trust is unhedged.

Oil sales included in the nine months ended September 30, 2014 net profits interest calculation primarily relate to oil produced from the Underlying Properties from September 2013 to May 2014. As compared to the nine months ended September 30, 2013, oil sales increased 7% as a result of increases in the average price received due to increased NYMEX prices and a decrease in the oil differential. During the months represented by the nine months ended September 30, 2014 net profits interest calculation, average realized oil prices increased by $10.21 per Bbl as a result of a $7.73 per Bbl increase in NYMEX coupled with a narrowing of basis differentials in the Permian Basin to an average of $5.08 per Bbl in the nine months ended September 30, 2014, compared to $7.56 per Bbl for the nine months ended September 30, 2013. Oil volumes declined 4% to 643 MBbls during the months included in the net profits interest calculation for the nine months ended September 30, 2014, compared to 673 MBbls for the same period in 2013, mainly due to natural decline and, to a lesser extent, the timing of payments received from third parties for the Underlying Properties.

Natural gas sales included in the nine months ended September 30, 2014 net profits interest calculation primarily related to natural gas produced from the Underlying Properties from August 2013 to April 2014. Natural gas sales decreased 20% compared to the nine months ended September 30, 2013 due to a 38% reduction in natural gas volumes from 6,820 MMcf in the nine months ended September 30, 2013 to 4,233 MMcf in the nine months ended September 30, 2014, partially offset by a $0.95 per Mcf increase in realized prices, from $3.37 per Mcf in the nine months ended September 30, 2013 to $4.32 per Mcf in the nine months ended September 30, 2014.  NYMEX natural gas prices increased 25% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, while the positive differential increased over the same period, contributing to an increase of 28% in the average prices received for natural gas in the nine month period. Natural gas volumes reported during the nine months ended September 30, 2014 were lower than the natural gas volumes reported during the nine months ended September 30, 2013 as a result of natural decline and the timing of payments received from purchasers.  Gas volumes reported in the nine months ended September 30, 2013 included approximately 258 MMcf that was paid by an operator for 23 months of production from a well in north Louisiana.

Expenses increased $5.9 million, or 14%, from the nine months ended September 30, 2013 net profits interest distribution calculation to the nine month period of 2014 primarily due to increased development expenses and production, ad valorem and other taxes, partially offset by decreases in lease operating and transportation expenses related to decreased sales volumes.

Capital development expenses for the nine months ended September 30, 2014 represent expenses incurred from October 2013 to June 2014. Capital development expenses increased $6.5 million to $18.5 million in the nine months ended September 30, 2014 as compared to the nine month period of 2013 due to participation in the Wolfcamp drilling program.  Of the $18.5 million spent on capital projects in the nine month period of 2014, $10.9 million related to the Rocker B program in the Wolfcamp reservoir of the Permian Basin. Capital development expenses for the nine months ended September 30, 2013 primarily related to two Permian oil wells being drilled in the Lost Tank field in southeastern New Mexico.

Production, ad valorem and other tax expense increased $0.6 million to $6.0 million in the nine month period of 2014 as compared to the same period of 2013. Production tax increased $0.3 million due to an increase in oil revenues, which are taxed at a higher rate than gas revenues. Ad valorem taxes increased $0.3 million due to the absence of downward adjustments included in the nine month period ended September 30, 2013 for ad valorem taxes that came in less than anticipated.

Cash withheld for general and administrative expenses for the nine month period ended September 30, 2014 increased approximately $0.2 million from the same period of 2013. The increase was primarily due to the Trust having a lower beginning cash balance available at December 31, 2013 to cover immediate expenses.

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

Distributions Declared After Quarter End

On October 21, 2014, the Trust declared a distribution of $0.064625 per unit to unitholders of record as of October 31, 2014. The distribution is expected to be paid to unitholders on November 17, 2014.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2013 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the quarter ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2014, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.                         Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors occurred during the three months ended September 30, 2014.

Item 6.                                  Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of the Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURO ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ SARAH NEWELL
Sarah Newell
Vice President

Date: November 5, 2014

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