Form 10-K
period 2014-12-31
Enduro Royalty Trust
filed 2015-03-12
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: 1-512-236-6555

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $337,452,000.

As of March 3, 2015, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

•                                          the maturity of all hedge contracts previously entered into by Enduro related to the Underlying Properties and the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•                                          conditions in the capital markets;

•                                          competition from others in the energy industry;

•                                          uncertainty of estimates of oil and natural gas reserves and production; and

•                                          cost inflation.

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, unless the securities laws require the Trust to do so.

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

Bbl—One barrel of 42 U.S. gallons liquid volume, used herein in reference to crude oil and other liquid hydrocarbons.

Boe—One barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals approximately six Mcf of natural gas.

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

Estimated future net revenues—Also referred to as “estimated future net cash flows.” The result of applying current prices of oil and natural gas to estimated future production from oil and natural gas proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

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

GAAP—Accounting principles generally accepted in the United States of America.

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

Net revenue interest—An interest in all oil and natural gas produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, Net Profits Interests, carried interests, reversionary interests and any other burdens to which the interest is subject.

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

PV-10— A non-GAAP financial measure of the present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated future production and development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to income taxes, discounted at 10% per annum.

Recompletion—The completion for production of an existing wellbore in another formation from which that well has been previously completed.

Reservoir—A porous and permeable underground formation containing a natural accumulation of producible oil or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Workover—Operations on a producing well to restore or increase production.

PART I

Item 1.                                                        Business.

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement dated May 3, 2011 (as amended and restated on November 3, 2011, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price to the public of $13.85 per unit. The Trust did not sell any Trust Units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, Enduro has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict Enduro from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee is not deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest is determined based on the same price that Enduro receives for sales of oil and natural gas production attributable to Enduro’s interest in the Underlying Properties. However, in the event that the oil or natural gas is processed, the net profits receive the same processing upgrade or downgrade as Enduro.

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

For the year ended December 31, 2014, ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 33%, 17%, and 13%, respectively, of sales from the Underlying Properties. For the years ended December 31, 2013 and 2012, ConocoPhillips, Occidental Petroleum Corporation, and Navajo Refining accounted for approximately 32% and 30%, 17% and 21%, and 11% and 10%, respectively, of sales from the Underlying Properties.

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

Future prices for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Enduro can make reliable predictions of future oil and natural gas supply and demand or future product prices. However, in general, lower product prices will result in lower distributions and lower estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust.

All of the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. There is generally higher demand for natural gas in the winter months. Other than that, the Trust is not affected by seasonal factors.

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 3, 2015.

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

Periodic Reports

The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders annual reports that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports that are required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust Units are listed or admitted to trading, and also causes the Trust to comply with the provisions of the Sarbanes-Oxley Act of 2002, including but not limited to, establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

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

Computation of Net Profits

The provisions of the Conveyance governing the computation of the net profits are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits, but is qualified in its entirety by the text of the Conveyance, which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

The Trust is not liable to the owners of the Underlying Properties or the operators for any operating capital or other costs or liabilities attributable to the Underlying Properties. The Trustee expects to make distributions to Trust unitholders monthly; however, in the event that the net profits for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross profits in the following computation period for purposes of determining the net profits for that following computation period.

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

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. In 2011, to mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately half of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. Hedge contracts related to 2013 production matured on December 31, 2013; however, as the Trust uses the modified cash basis of accounting, hedge receipts related to 2013 production continued to be included in the distribution until the distribution paid in April 2014.  All production attributable to 2014 and thereafter for the Trust is unhedged.

The following table summarizes hedge settlements for 2013 production that were included in distributions made during the first and second quarters of 2014.

	Production Month (2013)			Oil	Natural Gas
Payment Month	Oil	Natural Gas	Settlement Month	Hedge Settlements	Hedge Settlements	Total
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$—	$80,317

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts reduces the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties reduce the amount of net profits paid to the Trust. See “Computation of Net Profits—Net Profits Interest.”

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

Environmental Matters and Regulation

General. For purposes of the discussion in this section, the oil and natural gas production operations conducted on the properties that are subject to the Net Profits Interest are referred to as “Enduro’s operations.” Enduro’s oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on Enduro’s operations, including requirements to:

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

          Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into “waters of the United States” is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The term “waters of the United States” has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. On April 21, 2014, the EPA proposed a new definition of “waters of the United States” that, if finalized, would tend to broaden rather than narrow the scope of regulated waters.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. EPA has announced that it will release in 2015 proposed Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater, which will establish the process for disposing of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against us. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. The Secretary of Energy Advisory Board published their ninety-day report that included a number of recommendations. On December 21, 2012, the EPA published an update on its ongoing national study currently underway to better understand any potential impacts of hydraulic fracturing on drinking water resources. A report that compiles the results of various research projects is expected in 2015. In addition, the EPA announced its intention to propose regulations in 2015 under the federal Clean Water Act to regulate waste water discharges from hydraulic fracturing and other natural gas production. Further, on May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. The BLM is expected to release a final rule applicable to hydraulic fracturing operations on federal and tribal lands in 2015.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, the EPA amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. Only a portion of these new rules appear to affect our operations at this time by requiring new air emissions controls, equipment modification, maintenance, monitoring, recordkeeping and reporting. Although these new requirements will increase our operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase our operating and capital expenditures, we do not currently expect such existing and new regulations will have a material adverse impact on our operations or financial results.

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, Enduro’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments, including in Texas, have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located.

Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. That same day and in support of the effort, EPA announced that it will release a proposed rule in the summer of 2015 that will directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. The United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” which set binding emission targets for developed countries (but was never ratified by the United States), was nominally extended past its expiration date of December 2012 with a requirement for a new legal construct to be put into place by 2015.

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

          On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA’s authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. On June 2, 2014, EPA unveiled proposed regulations to limit GHG emissions from existing power plants.

In addition, on December 15, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. On November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. And in March 2014, the Administration announced several components of its methane reduction strategy that apply to the oil and gas industry.

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

Where You Can Find Other Information

We maintain a website at http://www.enduroroyaltytrust.com. The Trust’s filings under the Exchange Act are available at our website and are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic and paper copies of its recent filings free of charge to the Trust unitholders upon request to the Trustee.

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

Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest after 2013 is unhedged, and the amount of the cash distributions will be subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

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

As of December 31, 2014, approximately 99% of the wells on the Underlying Properties were operated by third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

•                                          reductions in oil or natural gas prices;

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

The concentration of capital expenditures in 2015 to projects in the Permian Basin could result in reduced distributions to the Trust.

In 2015, Enduro expects total capital expenditures to range from $10 to $13 million, net to the Trust’s 80% Net Profits Interest, with a substantial portion allocated to drilling projects operated by third parties in the Permian Basin.  The concentration of capital in these Permian Basin projects in which Enduro is a non-operating partner could disproportionately expose the Trust’s interests to the operational risks in the area.  Additionally, if the amount of capital expenditures for these projects is significantly more than anticipated or if the development efforts are not as successful and the level of production is lower than anticipated, the estimated future distributions to the Trust may be reduced.

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

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating and development expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, such as the current drilling project in the Wolfcamp, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

If direct operating and development expenses on the Underlying Properties together with the other costs exceed gross profits of production from the Underlying Properties, the Trust will not receive net profits from those properties until future gross profits from production exceed the total of the excess costs, plus accrued interest at the prime rate. If the Trust does not receive net profits pursuant to the Net Profits Interest, or if such net profits are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs.

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

Enduro holds an aggregate of 8,600,000 Trust Units. Enduro may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. The Trust and Enduro filed a registration statement on Form S-3, which became effective on June 10, 2013, registering the sale by Enduro of up to 19,800,000 Trust Units. On October 2, 2013, Enduro completed a secondary offering of 11,200,000 Trust Units, and Enduro may sell the remaining 8,600,000 Trust Units at any time.

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

          The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. That same day and in support of the effort, EPA announced that it will release a proposed rule in the summer of 2015 that will directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

          New laws or regulations, or changes to existing laws or regulations, may unfavorably impact the operators of the Underlying Properties and result in increased operating costs or have a material adverse effect on their financial condition and results of operations and reduce the amount of cash received by the Trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the Underlying Properties, reduce the operators’ liquidity, delay the operators’ operations or otherwise alter the way the operators conduct their business, any of which could have a material adverse effect on the Trust and the amount of cash available for distribution to Trust unitholders.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects.

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs.

On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA’s authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities. In addition, on November 30, 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. In early 2014, President Obama announced the “Climate Action Plan,” a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. That same day and in support of the effort, EPA announced that it will release a proposed rule in the summer of 2015 that will directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2015.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. In response to some requests for reconsideration and challenges, EPA has amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. Further, on May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. The BLM is expected to release a final rule applicable to hydraulic fracturing operations on federal and tribal lands in 2015. Although these new requirements will increase operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase operating and capital expenditures, it is not currently expected that such existing and new regulations will have a material adverse impact on operations or financial results.

          Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, Enduro’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments, including in Texas, have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located.

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

As of December 31, 2014, the Underlying Properties had proved reserves of 22.3 MMBoe and approximately 87% of the volumes and 97% of the PV-10 value were attributable to proved developed reserves. Substantially all of the 22.3 MMBoe of proved reserves, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2014, Enduro held average working interests of approximately 17% and 21% and average net revenue interests of approximately 14% and 15% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2014. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is John W. Arms, Enduro’s Executive Vice President and Chief Operating Officer. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1991. Prior to co-founding Enduro, Mr. Arms was Senior Vice President of Acquisitions for Encore Acquisition Company. Mr. Arms has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Arms consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2014 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimate with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Robert D. Ravnaas. Mr. Ravnaas has been a petroleum consultant for Cawley Gillespie since 1983, and became President in 2011. He is a registered professional engineer in the State of Texas (license no. 61304) and a graduate of the University of Texas with a MS in Petroleum Engineering. In addition, Mr. Ravnaas received a BS with special honors in Chemical Engineering from the University of Colorado.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2014 and 2013:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total	PV-10(2)	Oil(1)	Natural Gas	Total	PV-10(2)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2014
Proved Developed Producing	6,486	16,425	9,224	$261,792	13,220	31,973	18,548	$327,242
Proved Developed Non-Producing	381	1,321	601	17,482	532	1,833	838	21,852
Proved Undeveloped	233	6,666	1,344	7,882	657	13,810	2,959	9,850
2013
Proved Developed Producing	5,825	19,307	9,043	$255,645	13,169	40,802	19,969	$319,557
Proved Developed Non-Producing	286	1,172	481	18,697	394	1,616	663	23,371
Proved Undeveloped	147	6,569	1,242	13,154	379	13,982	2,709	16,440

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

(2)

PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

Reserve quantities and revenues for the Net Profits Interest were estimated from projections of reserves and revenues attributable to the Underlying Properties. Since the Trust has a defined Net Profits Interest, the Trust does not own a specific percentage of the oil and gas reserve quantities. Accordingly, reserves allocated to the Trust pertaining to its 80% Net Profits Interest in the Underlying

Properties have effectively been reduced to reflect recovery of the Trust’s 80% portion of applicable production and development costs. Because Trust reserve quantities are determined using an allocation formula, any changes in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the Net Profits Interest.

Estimates of proved reserves were prepared in accordance with guidelines prescribed by the United States Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements. Prices used in estimating reserves were as follows:

	2014	2013	2012
Oil (per Bbl)	$94.99	$96.78	$94.71
Natural gas (per Mcf)	$4.35	$3.67	$2.75

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2014, proved undeveloped reserves of the Underlying Properties increased 250 MBoe to 2,959 MBoe due to additional drilling in the Wolfcamp play of the Permian Basin, partially offset by development activities and revisions to pricing and expected sales realizations of produced volumes. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2014.

	Underlying Properties
	Oil(1)	Natural Gas
	(MBbls)	(MMcf)
Balance — December 31, 2013	379	13,982
Development	(379)	(444)
Drilling	657	950
Revisions and Other	—	(678)
Balance — December 31, 2014	657	13,810

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2014.

	Acres
	Gross	Net
Permian Basin	122,663	31,816
East Texas/North Louisiana	13,347	4,968
Total	136,010	36,784

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2014:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,514	334	118	16
East Texas/North Louisiana	—	—	390	80
Total	3,514	334	508	96

(1)	Enduro’s total wells include 17 operated wells and 4,005 non-operated wells. At December 31, 2014, 188 of Enduro’s wells had multiple completions.

There have been no development or exploratory wells drilled in the East Texas/North Louisiana region during the last three years. The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin during the last three years.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	45	4.7	37	3.5	18	2.6
Dry holes	—	—	—	—	1	0.5
	45	4.7	37	3.5	19	3.1
Exploratory Wells:
Productive	1	0.2	—	—	—	—
Dry holes	—	—	—	—	—	—
	1	0.2	—	—	—	—
Total:
Productive	46	4.9	37	3.5	18	2.6
Dry holes	—	—	—	—	1	0.5
	46	4.9	37	3.5	19	3.1

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 64% of the future production from the Underlying Properties is expected to be oil and approximately 36% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 122,663 gross (31,816 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are primarily located in the Permian Basin (measured by Boe).

•

The largest field in the Permian Basin region is the Eunice Monument field discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 3.5 MMBoe as of December 31, 2014. The operators of the Eunice Monument field are Apache and XTO Energy.

•

The second largest field in the Permian Basin region is the North Cowden Unit discovered in 1930. The North Cowden Unit is undergoing both waterflood and CO 2 recovery processes. This unit produces from the Grayburg formation at a depth of 4,500 feet. Proved reserves attributable to the Underlying Properties in the North Cowden field were 2.8 MMBoe as of December 31, 2014. The operator of the North Cowden field is Occidental.

•

The third largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.4 MMBoe as of December 31, 2014.

•

The fourth largest field in the Permian Basin region is the North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit were 2.3 MMBoe as of December 31, 2014. The operator of the North Central Levelland Unit is Apache.

In 2014, drilling activity was all in the Permian Basin and primarily concentrated in the Wolfcamp play in the Midland Basin. The Wolfcamp reservoir is included in the Spraberry Trend Area field, which includes 1.4MMBoe of proved reserves attributable to the Underlying Properties as of December 31, 2014. During periods included in 2014 distributions, Enduro participated in 20 gross wells in the Rocker B Permian development program with Pioneer Natural Resources. Of the wells drilled, the primary reservoir targeted has been the Wolfcamp B and results have been best for those wells drilled in the B2 reservoir. In the current commodity environment, Enduro is evaluating the total capital to be committed to this program in 2015 and Enduro’s participation in proposed additional Wolfcamp wells. Enduro anticipates capital for the Trust in 2015 to be considerably less than 2014 at current commodity prices.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 13,347 gross (4,968 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Petrohawk and JW Operating, the Kingston field, operated by EXCO Resources, Inc., and the Stockman field, operated by Enduro. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 4.0 MMBoe and 0.6 MMBoe, respectively, as of December 31, 2014.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2014, 2013 and 2012.

		Year Ended December 31,
		2014	2013	2012
Permian Basin	Oil Production (Bbls)	857,026	881,339	983,094
	Natural Gas(1) (Mcf)	2,062,217	2,363,170	2,582,110
	Total Production (Boe)	1,200,729	1,275,201	1,413,446
	Oil Average Sales Price	$94.34	$88.41	$90.25
	Natural Gas Average Sales Price	$4.73	$4.06	$4.72
	Average Lease Operating Expense per Boe	$21.44	$19.96	$18.53
	Proved Reserves (MBoe)	17,614	17,446	15,374

East Texas/North Louisiana	Oil Production (Bbls)	6,217	8,557	11,668
	Natural Gas(1) (Mcf)	3,434,006	6,171,629	7,768,305
	Total Production (Boe)	578,551	1,037,162	1,306,386
	Oil Average Sales Price	$98.92	$93.05	$93.59
	Natural Gas Average Sales Price	$4.18	$3.27	$2.75
	Average Lease Operating Expense per Boe	$8.24	$4.38	$3.85
	Proved Reserves (MBoe)	4,731	5,896	5,982

Total	Oil Production (Bbls)	863,243	889,896	994,763
	Natural Gas(1) (Mcf)	5,496,223	8,534,800	10,350,415
	Total Production (Boe)	1,779,280	2,312,363	2,719,832
	Oil Average Sales Price	$94.37	$88.45	$90.29
	Natural Gas Average Sales Price	$4.38	$3.49	$3.24
	Average Lease Operating Expense per Boe	$17.15	$12.97	$11.48
	Proved Reserves (MBoe)	22,345	23,342	21,356

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

Abandonment and Sale of Underlying Properties

Each of the operators of the Underlying Properties or any transferee has the right to abandon its interest in any well or property if it reasonably believes a well or property ceases to produce or is not capable of producing in commercially paying quantities. Upon termination of the lease, the portion of the Net Profits Interest relating to the abandoned property will be extinguished.

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

Trust Units trade on the New York Stock Exchange under the symbol “NDRO.” The high and low sales prices and aggregate monthly distributions paid per unit for each quarter in 2014, 2013 and 2012 were as follows:

	Price Range		Distributions
Quarter	High	Low	Paid
2014
First Quarter	$13.98	$11.91	$0.352680
Second Quarter	$13.88	$11.34	$0.185554
Third Quarter	$14.66	$11.00	$0.217441
Fourth Quarter	$11.72	$4.44	$0.107843
2013
First Quarter	$17.95	$15.29	$0.335234
Second Quarter	$16.88	$15.45	$0.277896
Third Quarter	$15.92	$12.05	$0.425110
Fourth Quarter	$13.35	$11.80	$0.430839
2012
First Quarter	$22.02	$18.95	$0.430885
Second Quarter	$21.73	$15.01	$0.450216
Third Quarter	$19.73	$16.37	$0.434369
Fourth Quarter	$19.51	$15.25	$0.443662

At December 31, 2014, there were 33,000,000 Trust Units outstanding. On March 3, 2015, the closing sales price of the Trust Units as reported by the NYSE was $4.90 per unit, and there were three unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10 th business day after the record date (or the next succeeding business day). For further information on distributions to unitholders, see Note 6 of the Notes to Financial Statements.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2014.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Income from Net Profits Interest	$29,306,116	$49,079,582	$59,101,312
Distributable income	$28,496,094	$48,479,607	$58,051,356
Distributable income per unit	$0.863518	$1.469079	$1.759132

	December 31, 2014	December 31, 2013	December 31, 2012
Trust corpus	$528,372,769	$571,396,467	$637,845,277
Trust Units outstanding	33,000,000	33,000,000	33,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

Enduro Royalty Trust is a statutory trust created in May 2011 and its initial public offering was completed in November 2011. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate approximately 99% of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the 10 th business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

•	oil and gas sales prices;

•	volumes of oil and natural gas produced and sold attributable to the Underlying Properties;

•	production and development costs;

•	price differentials;

•	potential reductions or suspensions of production; and

•	the amount and timing of Trust administrative expenses.

2014 Recap and 2015 Outlook

In 2014, there were 46 gross, 4.9 net to Enduro’s interest, wells drilled on the Underlying Properties. This activity was all in the Permian Basin and primarily concentrated in the Wolfcamp play in the Midland Basin. During 2014, Enduro participated in 20 gross well proposals received from Pioneer Natural Resources (“Pioneer”) for the Rocker B drilling program in the Wolfcamp play. Distributions paid in 2014 were reduced by $19.6 million in development costs related to the Wolfcamp Rocker B program, while these wells contributed $2.6 million in cash receipts from eight Rocker B wells that were producing through August 2014 (the last production period included in 2014 distributions). Of the remaining 12 gross wells, five wells experienced delays on first production payments and the other seven began producing in October and December 2014 and, as a result, did not contribute to 2014 distributions. While the majority of development costs associated with this drilling program were included in 2014 distributions, this development will impact the Trust’s oil production in 2015 as cash receipts from the remaining 12 wells are or will be included starting with distributions made during the first and second quarters of 2015.

Beginning with 2014 production, which first impacted distributions paid in the second quarter of 2014, production attributable to the Trust was unhedged. As the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust, all future production attributable to the Trust will also be unhedged, and the amount of future cash distributions will be subject to the full impact of fluctuations in oil and natural gas prices. Since the last distribution paid in 2014, which primarily represented oil production during the month of August 2014, NYMEX oil prices have declined approximately 50%. The recent decline in prices has and will continue to negatively affect the amount of cash flow available for distribution to the Trust unitholders in 2015. The relatively low prices for production from September 2014 through February 2015 have had and will have a material adverse effect on distributions to the Trust unitholders for the related distribution months, and the material adverse effects will continue unless commodity prices increase substantially. Additionally, lower prices may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce.

In light of the current commodity price environment, the operators of the properties underlying the Trust continue to evaluate capital activity during 2015. Enduro anticipates total capital expenditures included in 2015 distributions to be considerably less than 2014. Based on currently available information, Enduro anticipates 2015 capital expenditures to range from $12 to $16 million attributable to the properties in which the Trust owns a net profits interest, or $10 to $13 million net to the Trust’s 80% net profits interest. Enduro expects that the 2015 capital program will continue to focus primarily on Permian Basin projects, including legacy waterfloods, infill drilling, and Wolfcamp Permian Basin oil development projects in the Midland Basin. As noted above, to date Enduro has participated in 20 gross wells in the Rocker B Permian development program with Pioneer. Of the wells drilled, the primary reservoir targeted has been the Wolfcamp B and results have been best for those wells drilled in the B2 reservoir. In the current commodity environment, Enduro continues to evaluate the total capital to be committed to this program in 2015 and Enduro’s participation in proposed additional Wolfcamp wells.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2014, 2013 and 2012.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2014:
January	69,045	541,653	$105.79	$3.79
February	75,378	507,407	$99.76	$3.82
March	68,212	453,517	$89.71	$3.83
April	68,239	448,645	$91.07	$3.80
May	74,106	528,824	$90.00	$4.21
June	67,374	462,608	$95.46	$4.71
July	70,173	422,376	$94.66	$5.53
August	78,525	450,004	$93.95	$4.86
September	72,290	418,044	$93.01	$4.63
October	71,572	433,786	$96.61	$4.71
November	71,817	410,951	$95.80	$4.69
December	76,512	418,408	$87.17	$4.39
Total—2014	863,243	5,496,223	$94.37	$4.38
2013:
January	76,499	887,931	$91.53	$3.02
February	77,200	827,053	$84.87	$2.83
March	75,573	798,646	$81.40	$3.21
April	77,391	755,408	$77.66	$3.54
May	76,627	740,410	$79.24	$3.67
June	68,813	699,021	$79.77	$3.39
July	75,917	612,661	$86.06	$3.38
August	71,326	631,104	$88.75	$3.60
September	73,853	868,130	$92.32	$3.77
October	70,789	576,105	$93.66	$4.22
November	74,378	571,741	$102.24	$3.95
December	71,530	566,590	$105.10	$3.77
Total—2013	889,896	8,534,800	$88.45	$3.49
2012:
January	90,717	755,809	$82.77	$4.74
February	91,431	817,344	$83.24	$4.11
March	83,844	950,978	$93.99	$3.93
April	86,314	843,318	$94.88	$3.75
May	83,735	799,759	$97.30	$3.51
June	79,914	819,095	$98.62	$3.31
July	81,730	665,676	$101.11	$3.03
August	73,609	753,823	$101.36	$2.77
September	83,302	762,632	$87.80	$2.53
October	77,410	1,336,036	$76.17	$2.41
November	79,184	918,802	$81.62	$2.49
December	83,573	927,143	$86.24	$2.85
Total—2012	994,763	10,350,415	$90.29	$3.24

Computation of Net Profits Income Received by the Trust

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2014, 2013, and 2012 were determined as shown in the following table:

	Year Ended December 31,
	2014	2013	2012
Gross profits:
Oil sales	$81,466,264	$78,712,201	$89,821,176
Natural gas sales	24,097,150	29,784,120	33,543,537
Total	105,563,414	108,496,321	123,364,713
Costs:
Direct operating expenses:
Lease operating expenses	30,510,000	29,998,000	31,228,716
Compression, gathering and transportation	3,115,000	3,608,000	4,428,270
Production, ad valorem and other taxes	7,609,000	7,729,000	9,334,989
Development expenses	29,487,969	14,014,000	16,334,354
Total	70,721,969	55,349,000	61,326,329
Settlement of hedge contracts	1,791,200	8,202,156	11,838,256
Net profits	$36,632,645	$61,349,477	$73,876,640
Percentage allocable to Net Profits Interest	80%	80%	80%
Income from Net Profits Interest	$29,306,116	$49,079,582	$59,101,312
Trust general and administrative expenses and cash withheld for expenses	(810,022)	(599,975)	(1,049,956)
Distributable income	$28,496,094	$48,479,607	$58,051,356

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Underlying Properties Production Volumes:
Oil (Bbls)	863,243	889,896	994,763
Natural Gas (Mcf)	5,496,223	8,534,800	10,350,415
Combined (Boe)	1,779,280	2,312,363	2,719,832

Average Prices:
Oil — NYMEX (September-August) ($/Bbl)	$100.25	$94.71	$94.88
Differential	$(5.88)	$(6.26)	$(4.59)
Oil prices realized ($/Bbl)	$94.37	$88.45	$90.29

Natural gas — NYMEX (August-July) ($/Mcf)	$4.22	$3.49	$3.04
Differential	$0.16	$—	$0.20
Natural gas prices realized ($/Mcf)	$4.38	$3.49	$3.24

Years Ended December 31, 2014 and 2013

Income from Net Profits Interest for the year ended December 31, 2014 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2013 through August 2014;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2013 through July 2014; and

•                  direct operating and development expenses primarily related to expenses and capital incurred from October 2013 to September 2014.

Net profits attributable to the Underlying Properties for the year ended December 31, 2014 were $36.6 million compared to $61.3 million for the year ended December 31, 2013. The $24.7 million decrease from 2013 to 2014 was primarily due to the following items:

•                  Development expenses increased $15.5 million due to increased capital activity from operators of the Underlying Properties. This increase in capital activity was primarily due to Enduro’s participation in 20 gross well proposals received from Pioneer for Wolfcamp Permian Basin oil projects in the Midland Basin. Distributions paid in 2014 were reduced by $19.6 million in development expenses related to the Pioneer Wolfcamp Rocker B program.

•                  Hedge settlements decreased $6.4 million due to the maturation of all hedge contracts related to 2013 production. For further information on commodity hedges, see Note 4 of the Notes to Financial Statements.

•                  Natural gas sales decreased $5.7 million due to reduced sales volumes, which decreased natural gas sales by $13.3 million, partially offset by an increase in average NYMEX natural gas prices, which contributed $7.6 million of additional natural gas sales as compared to 2013. Natural gas sales volumes decreased 36% primarily as a result of the natural decline of wells located in north Louisiana. The average natural gas price received increased 26% primarily due to a 21% increase in the average NYMEX natural gas price for the relevant production months.

•                  Oil sales increased $2.8 million due to higher realized prices, which contributed an additional $5.1 million of oil sales, partially offset by a decrease in sales volumes, which reduced oil sales by $2.3 million. The average oil price received increased 7% largely due to a 6% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 3% primarily due to natural production declines of producing wells, partially offset by new wells coming online in the Permian Basin. Distributions paid in 2014 included revenue from 25,573 Bbls of new production from eight wells drilled by Pioneer in the Wolfcamp play in the Midland Basin

•                  Lease operating expenses increased $0.5 million ($4.18 per Boe) due to an increase in plugging and abandonment costs, workover and maintenance activity on mature fields in the Permian Basin, and an increase in oil volumes, which have higher lifting costs, as a percentage of total production.

The Trust withheld $0.8 million and paid $0.6 million for general and administrative expenses during the year ended December 31, 2014. Expenses paid during the period primarily consisted of fees for the preparation of 2013 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2013, 2013 financial statement audit fees, preparation of the Trust’s 2014 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2013, the Trust withheld $0.6 million and paid $0.7 million for general and administrative expenses.

Years Ended December 31, 2013 and 2012

Income from the Net Profits Interest for the year ended December 31, 2013 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2012 through August 2013;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2012 through July 2013; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2012 to September 2013.

Net profits attributable to the Underlying Properties for the year ended December 31, 2013 were $61.3 million compared to $73.9 million for the year ended December 31, 2012. The $12.6 million decrease from 2012 to 2013 was primarily due to the following items:

•                  Oil sales decreased $11.1 million due to reduced sales volumes, which decreased oil sales by $9.3 million and lower realized oil prices, which decreased oil sales by $1.8 million. Oil sales volumes decreased 11% primarily due to natural production declines of producing wells which was not replaced due to delays in completing capital projects in the Permian Basin. The average oil price received decreased 2% largely due to wider basis differentials in areas where the production is sold.

•                  Natural gas sales decreased $3.7 million due to lower sales volumes, which decreased natural gas sales by $6.3 million, partially offset by an increase in realized prices, contributing an additional $2.6 million of natural gas sales. Natural gas sales volumes decreased 18% as a result of the natural decline of wells located in north Louisiana. The average natural gas price received increased 8% primarily due to a 15% increase in the average NYMEX natural gas price for the relevant production months.

•                  Hedge settlements decreased $3.6 million primarily due to increased NYMEX natural gas prices.

•                  Direct operating expenses decreased $3.6 million. Lower sales volumes for both oil and natural gas led to decreased lease operating expenses of $1.2 million as well as lower production tax expenses of $1.6 million. Total lease operating expenses decreased 4%; however, lease operating expenses per Boe increased $1.49 due to the increase in oil volumes, which have higher lifting costs, as a percentage of total production. Production, ad valorem and other taxes decreased 17% due to the decrease in oil and gas sales. Taxes as a percentage of revenues remained consistent from 2012 (7.6%) to 2013 (7.1%).

•                  Development costs decreased $2.3 million primarily as a result of a decrease in natural gas drilling projects in Louisiana and the timing of capital projects.

The Trust withheld $0.6 million and paid $0.7 million for general and administrative expenses during the year ended December 31, 2013. Expenses paid during the period primarily consisted of fees for the preparation of 2012 tax information for unitholders, preparation of the Trust’s reserve report and Annual Report on Form 10-K for 2012, 2012 financial statement audit fees, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2012, the Trust withheld and paid general and administrative expenses of $1.0 million.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity are cash flow generated from the Net Profits Interest and borrowing capacity under the letter of credit described below. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) in any given month, over the Trust’s expenses paid for that month. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses.

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has agreed to provide the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro as those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2014 and 2013, the Trust held cash reserves of $249,068 and $85,352, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

The amounts received by Enduro from hedge contract counterparties upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest in the first and second quarters of 2014 and the years ended December 31, 2013 and 2012. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Conveyance prohibit Enduro from entering into new hedging arrangements burdening the Trust.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2014 is provided in the following table:

	Payments Due by Year
	2015	2016	2017	2018	2019	After 2019		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200	(a	)	(a	)
Delaware Trustee fee	2	2	2	2	2	(a	)	(a	)
Total	$202	$202	$202	$202	$202	(a	)	(a	)

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

                               Impairment of Investment in Net Profits Interest. Investment in the Net Profits Interest is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. While the Trust did not realize an impairment during the years ended December 31, 2014, 2013 or 2012, downward revisions in actual production volumes relative to current forecasts or lower than anticipated market pricing could result in recognition of impairment in future periods.

Item 7A.                                  Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. Commodity prices affect the amount of cash flow available for distribution to Trust unitholders, and lower prices may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices.

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust, excluding the hedges existing prior to the date of the Conveyance. All hedge contracts existing prior to the date of the Conveyance had matured as of December 31, 2013; accordingly, the Trust is no longer subject to risks related to derivative contracts. The amount of future cash distributions will be subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

The Trust is a passive entity, and the Trust’s ability to engage in borrowing transactions is limited to funds necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust. The amount of any such borrowings is unlikely to be material to the Trust, and since its formation, the Trust has not borrowed any funds. In addition, the terms of the Net Profits Interest prohibit the Trust from entering into any investments other than investing cash on hand in specific short-term cash investments. Due to the limited nature of its borrowing and investing activities, the Trust is not subject to material interest rate market risk.

Item 8.                                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2014 and 2013, and its distributable income for the years ended December 31, 2014, 2013 and 2012, in conformity with the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 11, 2015

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$249,068	$85,352
Net profits interest in oil and natural gas properties, net	528,123,701	571,311,115
Total assets	$528,372,769	$571,396,467
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$528,372,769	$571,396,467
Total liabilities and Trust corpus	$528,372,769	$571,396,467

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2014	2013	2012
Income from net profits interest	$29,306,116	$49,079,582	$59,101,312
Interest and investment income	8	191	606
General and administrative expenses	(646,314)	(709,352)	(968,780)
Cash reserves used (withheld) for Trust expenses	(163,716)	109,186	(81,782)
Distributable income	$28,496,094	$48,479,607	$58,051,356
Distributable income per unit (33,000,000 units)	$0.863518	$1.469079	$1.759132

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2014	2013	2012
Trust corpus, beginning of period	$571,396,467	$637,845,277	$713,723,835
Cash reserves withheld (used) for Trust expenses	163,716	(109,186)	81,782
Distributable income	28,496,094	48,479,607	58,051,356
Distributions to unitholders	(28,496,094)	(48,479,607)	(58,051,356)
Amortization of net profits interest	(43,187,414)	(66,339,624)	(75,960,340)
Trust corpus, end of year	$528,372,769	$571,396,467	$637,845,277

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.                     TRUST ORGANIZATION AND PROVISIONS

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of December 31, 2014, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust Agreement provides, among other provisions, that:

•                  the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented to date, the “Conveyance”). As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest;

•                  the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interests) if approved by at least 75% of the outstanding Trust Units;

•                  the Trustee will make monthly cash distributions to unitholders (Note 6);

•                  the Trustee may create a cash reserve to pay for future liabilities of the Trust;

•                  the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. No further distributions will be made to Trust unitholders until such amounts borrowed are repaid; and

•                  the Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. No impairments were recognized during the years ended December 31, 2014, 2013 or 2012.

The Trust’s impairment assessment is dependent upon forecasts of future production from the Underlying Properties and upon estimates of future commodity prices.

Concentration of Credit Risk

Oil and natural gas production from the Underlying Properties is principally sold to end users, marketers and other purchasers that have access to nearby pipeline facilities. The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2014	2013	2012
ConocoPhillips	33%	32%	30%
Occidental Petroleum	17%	17%	21%
Navajo Refining	13%	11%	10%

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

3.                     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The rate of recording amortization is dependent upon estimates of total proved reserves, which incorporate various assumptions and future projections. If the estimates of total proved reserves decline significantly, the rate at which we record amortization expense may increase, reducing the Trust corpus. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on future economic conditions. Accumulated amortization as of December 31, 2014 and 2013 was $197,876,299 and $154,688,885, respectively.

4.                     COMMODITY HEDGES

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. In 2011, to mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately half of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. Hedge contracts related to 2013 production matured on December 31, 2013; however, as the Trust uses the modified cash basis of accounting, hedge receipts related to 2013 production continued to be included in the distribution until the distribution paid in April 2014.  All production attributable to 2014 and thereafter for the Trust is unhedged.

The following table summarizes hedge settlements for 2013 production that were included in distributions made during the first and second quarters of 2014.

	Production Month (2013)			Oil	Natural Gas
Payment Month	Oil	Natural Gas	Settlement Month	Hedge Settlements	Hedge Settlements	Total
January 2014 Distribution	September	October	October 2013	$(49,892)	$573,407	$523,515
February 2014 Distribution	October	November	November 2013	$38,284	$528,968	$567,252
March 2014 Distribution	November	December	December 2013	$138,344	$481,771	$620,115
April 2014 Distribution	December	—	January 2014	$80,317	$—	$80,317

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences related to owning the Trust Units.

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

Texas imposes a franchise tax at a rate of 0.95% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other income from other non-operating mineral interests, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” While the Trust is intended to be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax would generally be required to include its portion of Trust net income in its own Texas franchise tax computation.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
June 20, 2014	June 30, 2014	July 15, 2014	$0.075786
July 21, 2014	July 31, 2014	August 14, 2014	$0.103852
August 19, 2014	August 29, 2014	September 15, 2014	$0.037803
September 19, 2014	—	—	$0.000000
October 21, 2014	October 31, 2014	November 17, 2014	$0.064625
November 17, 2014	November 28, 2014	December 12, 2014	$0.043218
Total—2014			$0.863518
2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
September 20, 2013	September 30, 2013	October 15, 2013	$0.127255
October 21, 2013	October 31, 2013	November 15, 2013	$0.151242
November 18, 2013	November 29, 2013	December 13, 2013	$0.152342
Total—2013			$1.469079
2012:
December 19, 2011	December 30, 2011	January 17, 2012	$0.148113
January 20, 2012	January 31, 2012	February 14, 2012	$0.140337
February 17, 2012	February 29, 2012	March 14, 2012	$0.142435
March 20, 2012	March 30, 2012	April 13, 2012	$0.155529
April 20, 2012	April 30, 2012	May 14, 2012	$0.148038
May 18, 2012	May 31, 2012	June 14, 2012	$0.146649
June 19, 2012	June 29, 2012	July 16, 2012	$0.145842
July 20, 2012	July 31, 2012	August 14, 2012	$0.150535
August 21, 2012	August 31, 2012	September 17, 2012	$0.137992
September 18, 2012	September 28, 2012	October 15, 2012	$0.142001
October 19, 2012	October 31, 2012	November 15, 2012	$0.140765
November 19, 2012	November 30, 2012	December 14, 2012	$0.160896
Total—2012			$1.759132

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

7.                     RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. In addition, the Trust paid an initial acceptance fee of $10,000 to the Trustee and $1,500 to the Delaware Trustee for the first year of service. During the year ended December 31, 2014, the Trust paid $200,100 to the Trustee and $2,000 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2013 and 2012, the Trust paid $200,551 and $213,202, respectively, to the Trustee and $2,000 and $5,500, respectively, to the Delaware Trustee. The amounts paid to the Delaware Trustee during 2012 represented fees for both 2011 and 2012.

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

8.                     SUBSEQUENT EVENTS

In January 2015, Enduro received notice from one of the operators of the Underlying Properties in the East Texas/North Louisiana region that the operator had not been charging the working interest owners their proportionate share of post-production firm capacity reservation fees since January 2012. The operator plans to recoup these fees in subsequent check remittances in 2015 and continue to charge such fees going forward. In January 2015, the operator withheld approximately $400,000 from the check to Enduro that relates to the Underlying Properties. As a result, income attributable to the Net Profits Interest and, in turn, distributions paid in the second quarter of 2015 will be impacted. Enduro is currently working to determine the exact amount of the fees that will be withheld by the operator and whether such fees may be appropriately allocated to the working interest owners and retroactively recouped.

On January 15, 2015, the distribution of $0.065822 per Trust Unit, which was declared on December 19, 2014, was paid to Trust unitholders owning Trust Units as of December 31, 2014. The distribution consisted of net profits allocable to the Trust of $2,232,122, less cash reserves withheld for future Trust expenses of approximately $60,000.

Subsequent to December 31, 2014, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796

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

	2014	2013	2012
Oil (per Bbl)	$94.99	$96.78	$94.71
Natural gas (per Mcf)	$4.35	$3.67	$2.75

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

As of December 31, 2014, 2013, and 2012, all of the Underlying Properties’ oil and gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—December 31, 2011	5,689	33,704	11,306
Extensions and discoveries	2	407	70
Revisions of previous estimates	60	(8,914)	(1,426)
Income from net profits interest	(427)	(4,868)	(1,238)
Balance—December 31, 2012	5,324	20,329	8,712
Extensions and discoveries	483	1,250	692
Revisions of previous estimates	781	10,007	2,449
Income from net profits interest	(329)	(4,538)	(1,086)
Balance—December 31, 2013	6,259	27,048	10,767
Extensions and discoveries	666	868	811
Revisions of previous estimates	274	(1,518)	21
Income from net profits interest	(99)	(1,985)	(430)
Balance—December 31, 2014	7,100	24,413	11,169
Proved developed reserves:
December 31, 2012	5,324	19,279	8,537
December 31, 2013	6,111	20,479	9,524
December 31, 2014	6,867	17,746	9,825
Proved undeveloped reserves:
December 31, 2012	—	1,050	175
December 31, 2013	147	6,569	1,242
December 31, 2014	233	6,666	1,344

(1)                            Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Extensions and discoveries. During the year ended December 31, 2014, extensions and discoveries are primarily related to increased development activities in the Wolfcamp play in the Midland Basin.

Revisions of previous estimates. During the year ended December 31, 2014, revisions of previous estimates for natural gas decreased natural gas reserves by 6% due to expected sales realization of production volumes. Oil reserves increased by 4% in 2014 as a result of revisions related to the timing of when proved reserve quantities are expected to be realized.

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

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Income from net profits interest. The decline in income from net profits interest primarily resulted from increased development activities in the Wolfcamp play in the Midland Basin during 2014.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2014	2013	2012
	(in thousands)
Future cash inflows	$696,403	$665,123	$530,038
Future production taxes	(56,627)	(52,436)	(44,941)
Future net cash flows	$639,776	$612,687	$485,097
10% annual discount for estimated timing of cash flows	(352,619)	(325,192)	(247,306)
Standardized measure of discounted future net cash flows	$287,157	$287,495	$237,791

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Extensions, discoveries, and other additions	$13,569	$21,943	$802
Accretion of discount	28,750	23,779	29,054
Revisions of previous estimates and other	(24,020)	52,615	(29,709)
Income from net profits	(18,637)	(48,633)	(52,898)
Change in present value of future net revenues	(338)	49,704	(52,751)
Balance, beginning of period	287,495	237,791	290,542
Balance, end of year	$287,157	$287,495	$237,791

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2014:
Income from Net Profits Interest	$11,863,431	$6,348,293	$7,415,563	$3,678,829
Distributable income	$11,638,438	$6,123,284	$7,175,553	$3,558,819
Distributions per unit	$0.352680	$0.185554	$0.217441	$0.107843
Year Ended December 31, 2013:
Income from Net Profits Interest	$11,212,756	$9,295,577	$14,203,592	$14,367,657
Distributable income	$11,062,722	$9,170,568	$14,028,630	$14,217,687
Distributions per unit	$0.335234	$0.277896	$0.425110	$0.430839
Year Ended December 31, 2012:
Income from Net Profits Interest	$14,469,220	$15,232,110	$14,459,162	$14,940,820
Distributable income	$14,219,205	$14,857,128	$14,334,177	$14,640,846
Distributions per unit	$0.430885	$0.450216	$0.434369	$0.443662

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014. The independent registered public accounting firm of Ernst & Young LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, has audited the Trust’s internal control over financial reporting, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trustee of Enduro Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Enduro Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for the years ended December 31, 2014, 2013 and 2012 of Enduro Royalty Trust, and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 11, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust’s units are required to file with the SEC initial reports of ownership of units and reports of changes in such ownership pursuant to Section 16 under the Exchange Act. Based solely on a review of these reports and any such reports furnished to the Trustee, the Trustee is not aware of any person having failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

Item 11.                                                 Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2014, the Trustee received $200,100 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2013 and 2012, the Trustee received $200,551 and $213,202, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)                Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 3, 2015 except as set forth below. The following information has been obtained from public filings with the SEC.

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

Registration Rights Agreement. The Trust entered into a Registration Rights Agreement with Enduro dated as of November 8, 2011, which was amended on November 8, 2012, in connection with the initial public offering of Trust Units and Enduro’s conveyance to the Trust of the Net Profits Interest whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, 180 days after the effectiveness of the Registration Rights Agreement and upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are incorporated by reference as exhibits to this report. Pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and Enduro completed a secondary offering of 11,200,000 Trust Units on October 2, 2013.

Director Independence

The Trust does not have a board of directors.

Item 14.                                                  Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2014, 2013 and 2012, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2015.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2014, 2013 and 2012 by Ernst & Young, LLP:

	2014	2013	2012
Audit fees(1)	$145,000	$135,000	$130,000
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$145,000	$135,000	$130,000

(1)                  Fees for audit services consisted of the integrated audit of the Trust’s financial statements.

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

Date: March 11, 2015	ENDURO ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
		By:	/s/ SARAH NEWELL
		Name:	Sarah Newell
		Title:	Vice President

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

December 30, 2014

Ms. Sarah Newell

Enduro Royalty Trust

The Bank of New York Mellon Trust Company, N.A., Trustee

919 Congress Avenue, Suite 500

Austin, TX 78701

Re:

Evaluation—Total Proved Reserves

Enduro Royalty Trust Net Profit Interests

Derived From Enduro Resource Partners LLC

Underlying Properties Total Controlled Interests

Texas, Louisiana and New Mexico Properties

Using Yearend SEC Prices as of December 31, 2014

Pursuant to the Guidelines of the Securities and Exchange Commission for Reporting Corporate Reserves and Future Net Revenue

Dear Ms. Newell:

As requested, this report was prepared on December 30, 2014 for Enduro Royalty Trust (“Trust”) for the purpose of submitting our estimates of total proved reserves and forecasts of economics attributable to the Trust net profits interests. We evaluated 100% of the Trust reserves, which are made up of oil and gas properties in Texas, Louisiana and New Mexico controlled by Enduro Resource Partners (“Company”). This evaluation utilized an effective date of December 31, 2014, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission (SEC). Composite summaries of the proved reserves for both the total controlled interests and the net profits interests are presented below.

Total Controlled Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	— Mbbl	13,219.5	532.4	656.9	14,408.8
Gas	— MMcf	31,972.9	1,832.7	13,810.1	47,615.7
Revenue
Oil	— M$	1,163,647.3	33,633.2	41,184.7	1,238,465.0
Gas	— M$	123,552.2	6,158.1	47,406.0	177,116.3
Net Taxes	— M$	106,030.2	3,151.4	5,318.8	114,500.4
Operating Expenses	— M$	454,812.2	3,253.7	6,204.4	464,270.3
Investments	— M$	0.0	650.0	36,442.1	37,092.1
Net Operating Income (BFIT)	— M$	726,357.2	32,736.3	40,625.3	799,718.9
Discounted at 10%	— M$	327,242.4	21,852.3	9,850.3	358,944.9

Net Profits Interests

		Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved
Net Reserves
Oil	— Mbbl	6,486.0	381.0	233.0	7,100.0
Gas	— MMcf	16,425.0	1,321.0	6,666.0	24,413.0
Revenue
Oil	— M$	570,005.0	24,007.0	11,862.0	605,873.0
Gas	— M$	63,214.0	4,436.0	22,880.0	90,530.0
Net Taxes	— M$	52,133.0	2,255.0	2,239.0	56,627.0
Operating Expenses	— M$	0.0	0.0	0.0	0.0
Investments	— M$	0.0	0.0	0.0	0.0
Net Operating Income (BFIT)	— M$	581,086.0	26,189.0	32,501.0	639,776.0
Discounted at 10%	— M$	261,792.0	17,482.0	7,882.0	287,157.0

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

Hydrocarbon Pricing

The base SEC oil and gas prices calculated for December 31, 2014 were $94.99/bbl and $4.35/MMBTU, respectively. As specified by the SEC, a company must use a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. The base oil price is based upon WTI-Cushing spot prices (EIA) during 2014 and the base gas price is based upon Henry Hub spot prices (EIA) during 2014.

The base prices were adjusted for differentials on a per-property basis, which may include local basis differentials, transportation, gas shrinkage, gas heating value (BTU content) and/or crude quality and gravity corrections. After these adjustments, the net realized prices for the SEC price case over the life of the proved properties was estimated to be $85.95 per barrel for oil and $3.72 per MCF for gas. All economic factors were held constant in accordance with SEC guidelines.

Economic Parameters

Ownership was accepted as furnished and has not been independently confirmed. Oil and gas price differentials, lease operating expenses (LOE), workover expenses, overhead expenses and investments were calculated and prepared by Company and were thoroughly reviewed by us for accuracy and completeness. LOE was determined at the well level using averages determined from historical lease operating statements. All economic parameters, including expenses and investments, were held constant (not escalated) throughout the life of these properties.

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

Cawley, Gillespie & Associates, Inc. is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 50 years. This evaluation was supervised by Robert D. Ravnaas, President at Cawley, Gillespie & Associates, Inc. and a State of Texas Licensed Professional Engineer (License #61304). We do not own an interest in the properties or Enduro Resource Partners LLC or Enduro Royalty Trust and are not employed on a contingent basis. We have used all methods and procedures that we consider necessary under the circumstances to prepare this report. Our work-papers and related data utilized in the preparation of these estimates are available in our office. We consent to the filing of this report as an exhibit to the Annual Report on Form 10-K of Enduro Royalty Trust for the year end December 31, 2014.

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

4.2*

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