Form 10-Q
period 2015-03-31
Enduro Royalty Trust
filed 2015-05-08
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

1-512-236-6555

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

As of May 6, 2015, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$42,379	$249,068
Net profits interest in oil and natural gas properties, net	517,299,689	528,123,701
Total assets	$517,342,068	$528,372,769

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$517,342,068	$528,372,769
Total liabilities and Trust corpus	$517,342,068	$528,372,769

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2015	2014

Income from net profits interest	$3,061,132	$11,863,431
Interest and investment income	5	—
General and administrative expenses	(356,698)	(188,350)
Cash reserves used (withheld) for Trust expenses	206,689	(36,643)
Distributable income	$2,911,128	$11,638,438

Distributable income per unit (33,000,000 units)	$0.088216	$0.352680

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2015	2014

Trust corpus, beginning of period	$528,372,769	$571,396,467
Cash reserves withheld (used) for Trust expenses	(206,689)	36,643
Distributable income	2,911,128	11,638,438
Distributions to unitholders	(2,911,128)	(11,638,438)
Amortization of net profits interest	(10,824,012)	(11,333,846)
Trust corpus, end of period	$517,342,068	$560,099,264

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of March 31, 2015, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

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

3.                       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Lower than anticipated pricing may cause downward revisions in proved reserves, resulting in an increased rate of amortization in future periods. Accumulated amortization as of March 31, 2015 and December 31, 2014 was $208,700,311 and $197,876,299, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. While the Trust did not record an impairment during 2014 or the quarter ended March 31, 2015, downward revisions in expected future production volumes relative to current forecasts or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes “economic interests” in oil and natural gas properties for federal income tax purposes. Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the Trust Units. Rather, a unitholder is entitled to percentage depletion as long as the applicable Underlying Properties generate gross income.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Three Months Ended March 31, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
			$0.088216

Three Months Ended March 31, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
			$0.352680

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

7.                        RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months ended March 31, 2015 and 2014, the Trust paid $50,000 during each period to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the three months ended March 31, 2015 and 2014.

8.                        SUBSEQUENT EVENTS

As disclosed in the Trust’s 2014 Annual Report on Form 10-K, in January 2015, Enduro received notice from one of the operators of the Underlying Properties in the Elm Grove field of the East Texas/North Louisiana region that the operator had not been charging the working interest owners a proportionate share of unused firm capacity reservation fees since January 2012.

The operator began recouping these fees in check remittances during the three months ended March 31, 2015 and plans to continue to charge such fees going forward. In January 2015, the operator withheld approximately $400,000 from the check to Enduro that relates to the Underlying Properties and, as a result, income attributable to the Net Profits Interest and, in turn, the related distribution paid during the second quarter of 2015 was negatively impacted. In late 2014, this operator sold the conventional wells in the Elm Grove field, which represent the majority of the related properties (approximately 94 percent of production), to another operator. Enduro is currently receiving revenue payments from the new operator of the properties.

Enduro has not received any revenue payments on properties retained by the original operator and does not expect to receive payment until the retroactive unused firm capacity reservation fees are fully recouped or determined to be inappropriately allocated to the working interest owners. Enduro continues to work with the operator regarding the exact amount of the fees that will be withheld and whether such fees can be withheld from working interest owners and retroactively recouped.

On April 14, 2015, the distribution of $0.037109 per Trust Unit, which was declared on March 20, 2015, was paid to Trust unitholders owning Trust Units as of March 31, 2015. The distribution consisted of net profits allocable to the Trust of $1,289,602, less cash reserves withheld for future Trust expenses of approximately $65,000.

On April 20, 2015, the Trust declared a distribution of $0.017598 per unit to unitholders of record as of April 30, 2015. The distribution is expected to be paid to unitholders on May 14, 2015.

Item 2.                                   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2014 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

•                           the December 31, 2013 maturity of all hedge contracts previously entered into by Enduro related to the Underlying Properties and the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of Enduro and the Trust, including under the caption “Risk Factors.” All forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to Enduro or the Trust or persons acting on behalf of Enduro or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

Generally, Enduro receives cash payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Gross profits:
Oil sales	$18,745,333	$20,943,624	(10%)
Natural gas sales	5,285,082	5,725,783	(8%)
Total	24,030,415	26,669,407	(10%)

Costs:
Direct operating expenses:
Lease operating expenses	8,876,000	7,325,000	21%
Compression, gathering and transportation	842,000	800,000	5%
Production, ad valorem and other taxes	1,700,000	1,928,000	(12%)
Development expenses	8,786,000	3,498,000	151%
Total	20,204,000	13,551,000	49%

Settlement of hedge contracts	—	1,710,883	(100%)
Net profits	$3,826,415	$14,829,290	(74%)
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$3,061,132	$11,863,431	(74%)
Trust general and administrative expenses and cash withheld for expenses	150,004	224,993	(33%)
Distributable income	$2,911,128	$11,638,438	(75%)

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	242,369	212,636	14%
Natural Gas (Mcf)	1,293,545	1,502,577	(14%)
Combined (Boe)	457,960	463,066	(1%)

Average Prices:
Oil - NYMEX (September-November) ($/Bbl)	$84.40	$100.37	(16%)
Differential	$(7.06)	$(1.87)	278%
Oil prices realized ($/Bbl)	$77.34	$98.50	(21%)

Natural gas - NYMEX (August-October) ($/Mcf)	$3.87	$3.58	8%
Differential	$0.22	$0.23	(4%)
Natural gas prices realized ($/Mcf)	$4.09	$3.81	7%

Income from the Net Profits Interest for the three months ended March 31, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2014 through November 2014;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2014 through October 2014; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2014 to December 2014.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2015 were $3.8 million compared to $14.8 million for the three months ended March 31, 2014. The $11.0 million decrease was primarily due to the following items:

•                  Development expenses increased $5.3 million primarily due to a $4.6 million increase in capital activity by Pioneer Natural Resources (“Pioneer”) for Wolfcamp Permian Basin oil projects in the Midland Basin. Of the $8.8 million in total development expenses during the first quarter of 2015, $6.5 million related to the Pioneer Wolfcamp Rocker B program.

•                  Oil sales decreased $2.2 million due to lower realized prices, which reduced oil sales by $5.1 million, partially offset by an increase in sales volumes, which contributed an additional $2.9 million of oil sales. The average oil price received decreased 21% due to a 16% decrease in the average NYMEX oil price and substantially wider differentials in the Permian Basin for the relevant production months. Oil sales volumes increased 14% primarily due to new wells coming online in the Permian Basin. Distributions paid in the first quarter of 2015 included revenue from approximately 28,000 Bbls of new production from 17 wells drilled by Pioneer in the Wolfcamp play in the Midland Basin.

•                  The absence of hedge settlements due to the maturation of all hedge contracts related to 2013 production accounted for a decrease of $1.7 million. For further information on commodity hedges, see Note 4 of the Notes to Financial Statements.

•                  Lease operating expenses increased $1.6 million ($3.56 per Boe) due to an increase in plugging and abandonment costs, workover and maintenance activity on mature fields in the Permian Basin, and an increase in oil volumes, which have higher lifting costs, as a percentage of total production.

•                  Natural gas sales decreased $0.4 million due to reduced sales volumes, which decreased natural gas sales by $0.8 million, partially offset by an increase in realized price, which contributed $0.4 million of additional natural gas sales. Natural gas sales volumes decreased 14% primarily as a result of the natural decline of wells located in north Louisiana, partially offset by increases in the Permian Basin due to new wells coming online, less downtime from severe winter weather compared to the first quarter of 2014, and favorable timing differences in payments received from third parties. The average natural gas price received increased 7% primarily due to an 8% increase in the average NYMEX natural gas price for the relevant production months.

The Trust withheld $0.2 million and paid $0.4 million for general and administrative expenses during the three months ended March 31, 2015. Expenses paid during the period primarily consisted of fees for the preparation of 2014 tax information for unitholders, preparation of the Trust’s reserve report and 2014 Annual Report on Form 10-K, 2014 financial statement audit fees, Trustee fees, and NYSE listing fees. For the three months ended March 31, 2014, the Trust withheld and paid general and administrative expenses of $0.2 million.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At March 31, 2015 and December 31, 2014, the Trust held cash reserves of $42,379 and $249,068, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

•                                   repurchase agreements secured by interest-bearing obligations of the United States government; or

•                                   bank certificates of deposit.

As substantially all of the Underlying Properties are located in mature fields, Enduro does not expect future operating costs for the Underlying Properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the cost of oilfield services generally.

In prior periods, the amounts received by Enduro from hedge contract counterparties upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest in the first and second quarters of 2014. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance prohibit Enduro from entering into new hedging arrangements burdening the Trust.

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

Distributions Declared After Quarter End

On April 20, 2015, the Trust declared a distribution of $0.017598 per unit to unitholders of record as of April 30, 2015. The distribution is expected to be paid to unitholders on May 14, 2015.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2015.

Subsequent Events

As disclosed in the Trust’s 2014 Annual Report on Form 10-K, in January 2015, Enduro received notice from one of the operators of the Underlying Properties in the Elm Grove field of the East Texas/North Louisiana region that the operator had not been charging the working interest owners a proportionate share of unused firm capacity reservation fees since January 2012.

The operator began recouping these fees in check remittances during the three months ended March 31, 2015 and plans to continue to charge such fees going forward. In January 2015, the operator withheld approximately $400,000 from the check to Enduro that relates to the Underlying Properties and, as a result, income attributable to the Net Profits Interest and, in turn, the related distribution paid during the second quarter of 2015 was negatively impacted. In late 2014, this operator sold the conventional wells in the Elm Grove field, which represent the majority of the related properties (approximately 94 percent of production), to another operator. Enduro is currently receiving revenue payments from the new operator of the properties.

Enduro has not received any revenue payments on properties retained by the original operator and does not expect to receive payment until the retroactive unused firm capacity reservation fees are fully recouped or determined to be inappropriately allocated to the working interest owners. Enduro continues to work with the operator regarding the exact amount of the fees that will be withheld and whether such fees can be withheld from working interest owners and retroactively recouped.

On April 14, 2015, the distribution of $0.037109 per Trust Unit, which was declared on March 20, 2015, was paid to Trust unitholders owning Trust Units as of March 31, 2015. The distribution consisted of net profits allocable to the Trust of $1,289,602, less cash reserves withheld for future Trust expenses of approximately $65,000.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. Commodity prices affect the amount of cash flow available for distribution to Trust unitholders, and lower prices may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. Consequently, the Trust is exposed to market risk from fluctuations in oil and natural gas prices.

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust, excluding the hedges existing prior to the date of the Conveyance. All hedge contracts existing prior to the date of the Conveyance had matured as of December 31, 2013. Accordingly, the Trust is no longer subject to risks related to derivative contracts; however, the amount of future cash distributions will be subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

Item 4.                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.                         Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2014 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended March 31, 2015.

Item 6.                                  Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDURO ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ SARAH NEWELL
Sarah Newell
Vice President

Date: May 8, 2015

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