Form 10-Q
period 2015-06-30
Enduro Royalty Trust
filed 2015-07-17
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$103,630	$249,068
Net profits interest in oil and natural gas properties, net	504,849,092	528,123,701
Total assets	$504,952,722	$528,372,769

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$504,952,722	$528,372,769
Total liabilities and Trust corpus	$504,952,722	$528,372,769

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Income from net profits interest	$2,781,967	$6,348,293	$5,843,099	$18,211,724
Interest and investment income	—	—	5	—
General and administrative expenses	(133,747)	(221,840)	(490,445)	(410,190)
Cash reserves used (withheld) for Trust expenses	(61,251)	(3,169)	145,438	(39,812)
Distributable income	$2,586,969	$6,123,284	$5,498,097	$17,761,722

Distributable income per unit (33,000,000 units)	$0.078393	$0.185554	$0.166609	$0.538234

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Trust corpus, beginning of period	$517,342,068	$560,099,264	$528,372,769	$571,396,467
Cash reserves withheld (used) for Trust expenses	61,251	3,169	(145,438)	39,812
Distributable income	2,586,969	6,123,284	5,498,097	17,761,722
Distributions to unitholders	(2,586,969)	(6,123,284)	(5,498,097)	(17,761,722)
Amortization of net profits interest	(12,450,597)	(11,007,512)	(23,274,609)	(22,341,358)
Trust corpus, end of period	$504,952,722	$549,094,921	$504,952,722	$549,094,921

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of June 30, 2015, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Due to the continued low commodity price environment and its anticipated negative effects on proved reserves, the Trust increased the amortization rate in the second quarter of 2015. The increased rate resulted in an additional $2.6 million of amortization. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $221,150,908 and $197,876,299, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. While the Trust did not record an impairment during 2014 or the six months ended June 30, 2015, downward revisions in expected future production volumes relative to current forecasts or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

During 2014, Texas imposed a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. On June 15, 2015, the Texas governor signed H.B. 32 permanently lowering the Texas margin tax rate from 1% to 0.75% effective for returns due after January 1, 2016. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other income from other non-operating mineral interests, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” While the Trust is intended to be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax would generally be required to include its portion of Trust net income in its own Texas franchise tax computation.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

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

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2015 and 2014:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
Year to Date - 2015			$0.166609

Six Months Ended June 30, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
Year to Date - 2014			$0.538234

7.                        RELATED PARTY TRANSACTIONS

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2015, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and six months ended June 30, 2014, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the six months ended June 30, 2015 and 2014.

8.                        SUBSEQUENT EVENTS

In April 2015, an operator of Permian Basin properties included in the Trust made volume and revenue adjustments to May 2014 through January 2015 production periods on several wells. Approximately $0.6 million was withheld by the operator on the Underlying Properties to recoup overpayments of prior period production. Accordingly, the distribution to be announced in July 2015 and paid in August 2015 will be reduced by approximately $0.5 million related to this adjustment, which represents 80% of the total amount applicable to the Underlying Properties.

On July 14, 2015, the distribution of $0.028013 per Trust Unit, which was declared on June 19, 2015, was paid to Trust unitholders owning Trust Units as of June 30, 2015. The distribution consisted of net profits allocable to the Trust of $989,454, less cash reserves withheld for future Trust expenses of approximately $65,000.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Gross profits:
Oil sales	$10,948,841	$19,315,162	(43)%
Natural gas sales	3,753,618	6,113,886	(39)%
Total	14,702,459	25,429,048	(42)%

Costs:
Direct operating expenses:
Lease operating expenses	7,980,000	7,052,000	13%
Compression, gathering and transportation	531,000	803,000	(34)%
Production, ad valorem and other taxes	1,124,000	2,057,000	(45)%
Development expenses	1,590,000	7,662,000	(79)%
Total	11,225,000	17,574,000	(36)%

Settlement of hedge contracts	—	80,318	(100)%
Net profits	$3,477,459	$7,935,366	(56)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$2,781,967	$6,348,293	(56)%
Trust general and administrative expenses and cash withheld for expenses	194,998	225,009	(13)%
Distributable income	$2,586,969	$6,123,284	(58)%

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	219,965	209,719	5%
Natural Gas (Mcf)	1,183,604	1,440,077	(18)%
Combined (Boe)	417,232	449,732	(7)%

Average Prices:
Oil - NYMEX (December-February) ($/Bbl)	$52.63	$97.74	(46)%
Differential	$(2.85)	$(5.64)	(49)%
Oil prices realized ($/Bbl)	$49.78	$92.10	(46)%

Natural gas - NYMEX (November-January) ($/Mcf)	$3.55	$4.11	(14)%
Differential	$(0.38)	$0.14	(371)%
Natural gas prices realized ($/Mcf)	$3.17	$4.25	(25)%

Income from the Net Profits Interest for the three months ended June 30, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from December 2014 through February 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2014 through January 2015; and

•                  direct operating and development expenses primarily related to expenses incurred from January 2015 to March 2015.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2015 were $3.5 million compared to $7.9 million for the three months ended June 30, 2014. The $4.4 million decrease was primarily due to the following items:

•                  Oil sales decreased $8.4 million due to lower realized prices, which reduced oil sales by $9.3 million, partially offset by an increase in sales volumes, which contributed an additional $0.9 million of oil sales. The average oil price received decreased 46% due to a decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 5% primarily due to new wells coming online in the Permian Basin. Distributions paid in the second quarter of 2015 included revenue from approximately 23,000 Bbls of new production from 20 wells drilled by Pioneer Natural Resources (“Pioneer”) in the Wolfcamp play in the Midland Basin.

•                  Development expenses decreased $6.1 million primarily due to a $4.1 million decrease in capital activity by Pioneer for Wolfcamp Permian Basin oil projects in the Midland Basin. In addition, the second quarter of 2014 included $1.1 million of capital expenditure accruals which Enduro reversed in the fourth quarter of 2014 after determining actual costs were also recognized.

•                  Natural gas sales decreased $2.4 million due to lower realized prices, which reduced natural gas sales by $1.3 million, and reduced sales volumes, which decreased natural gas sales by $1.1 million. The average natural gas price received decreased 25% due to a 14% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months due primarily to a decline in natural gas liquids pricing. Natural gas sales volumes decreased 18% primarily as a result of natural production declines, partially offset by increases in the Permian Basin due to new wells coming online. Also contributing to the decline in sales, an operator in the Elm Grove field withheld the January 2015 check for November 2014 production in partial settlement of unused firm capacity reservation fees that were retroactively charged back as far as January 2012. The withheld check was responsible for approximately 7% of the 18% decline in natural gas sales volumes. In late 2014, this operator sold the conventional wells in the Elm Grove field, which represent the majority of the properties related to the unused capacity (approximately 94% of production), to another operator. During the second quarter of 2015, Enduro received revenue payments for December 2014 and January 2015 production from the new operator of the properties; however, Enduro has not received any revenue payments on properties retained by the original operator and does not expect to receive payment until the retroactive unused firm capacity reservation fees are fully recouped or determined to be inappropriately allocated to the working interest owners.

•                  Production, ad valorem and other taxes decreased $0.9 million primarily due to a $10.7 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2015 as 2014 actual ad valorem expenses were lower than expected.

•                  Lease operating expenses increased $0.9 million ($3.45 per Boe) due to an increase in workover and maintenance activity on mature fields in the Permian Basin and an increase in oil volumes, which have higher lifting costs, as a percentage of total production.

The Trust withheld $0.2 million and paid $0.1 million for general and administrative expenses during the three months ended June 30, 2015. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and first quarter report on Form 10-Q, 2015 financial statement audit fees, and Trustee fees. For the three months ended June 30, 2014, the Trust withheld and paid general and administrative expenses of $0.2 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Gross profits:
Oil sales	$29,694,174	$40,258,786	(26)%
Natural gas sales	9,038,700	11,839,669	(24)%
Total	38,732,874	52,098,455	(26)%

Costs:
Direct operating expenses:
Lease operating expenses	16,856,000	14,377,000	17%
Compression, gathering and transportation	1,373,000	1,603,000	(14)%
Production, ad valorem and other taxes	2,824,000	3,985,000	(29)%
Development expenses	10,376,000	11,160,000	(7)%
Total	31,429,000	31,125,000	1%

Settlement of hedge contracts	—	1,791,200	(100)%
Net profits	$7,303,874	$22,764,655	(68)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$5,843,099	$18,211,724	(68)%
Trust general and administrative expenses and cash withheld for expenses	345,002	450,002	(23)%
Distributable income	$5,498,097	$17,761,722	(69)%

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 4 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	462,334	422,354	9%
Natural Gas (Mcf)	2,477,149	2,942,654	(16)%
Combined (Boe)	875,192	912,796	(4)%

Average Prices:
Oil - NYMEX (September-February) ($/Bbl)	$68.51	$99.05	(31)%
Differential	$(4.28)	$(3.73)	15%
Oil prices realized ($/Bbl)	$64.23	$95.32	(33)%

Natural gas - NYMEX (August-January) ($/Mcf)	$3.71	$3.81	(3)%
Differential	$(0.06)	$0.21	(129)%
Natural gas prices realized ($/Mcf)	$3.65	$4.02	(9)%

Income from the Net Profits Interest for the six months ended June 30, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2014 through February 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2014 through January 2015; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2014 to March 2015.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2015 were $7.3 million compared to $22.8 million for the six months ended June 30, 2014. The $15.5 million decrease was primarily due to the following items:

•                  Oil sales decreased $10.6 million due to lower realized prices, which reduced oil sales by $14.4 million, partially offset by an increase in sales volumes, which contributed an additional $3.8 million of oil sales. The average oil price received decreased 33% primarily due to a 31% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 9% primarily due to new wells coming online in the Permian Basin. Distributions paid in the first six months of 2015 included revenue from approximately 51,000 Bbls of new production from 20 wells drilled by Pioneer in the Wolfcamp play in the Midland Basin.

•                  Natural gas sales decreased $2.8 million due to a decrease in sales volumes, which reduced natural gas sales by $1.9 million, and lower realized prices, which decreased natural gas sales by $0.9 million. Natural gas sales volumes decreased 16% primarily as a result of natural production declines, partially offset by increases in the Permian Basin due to new wells coming online, fewer days of downtime resulting from severe winter weather, and favorable timing differences in payments received from third parties. Also contributing to the decline, during the second quarter of 2015, an operator in the Elm Grove field withheld payment for one month of production in partial settlement of unused firm capacity reservation fees that were retroactively charged back as far as January 2012. The withheld check was responsible for approximately 3% of the 16% decline in natural gas sales volumes. See the “Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014” section for additional details on the operator and retroactively charged unused firm capacity reservation fees. The average natural gas price received decreased 9% due to a 3% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months due primarily to a decline in natural gas liquids pricing.

•                  Lease operating expenses increased $2.5 million ($3.51 per Boe) due to an increase in workover and maintenance activity on mature fields in the Permian Basin, plugging and abandonment costs, and an increase in oil volumes, which have higher lifting costs, as a percentage of total production.

•                  The absence of hedge settlements due to the maturation of all hedge contracts related to 2013 production accounted for a decrease of $1.8 million. For further information on commodity hedges, see Note 4 of the Notes to Financial Statements.

•                  Production, ad valorem and other taxes decreased $1.2 million primarily due to a $13.4 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2015 as 2014 actual ad valorem expenses were lower than expected.

•                  Development expenses decreased $0.8 million primarily due to $1.1 million of capital expenditure accruals recorded in the second quarter of 2014 which Enduro reversed in the fourth quarter of 2014 after determining actual costs were also recognized, partially offset by a $0.5 million increase in capital activity by Pioneer for Wolfcamp Permian Basin oil projects in the Midland Basin.

The Trust withheld $0.3 million and paid $0.5 million for general and administrative expenses during the six months ended June 30, 2015. Expenses paid during the period primarily consisted of fees for the preparation of 2014 tax information for unitholders, preparation of the Trust’s reserve report and 2014 Annual Report on Form 10-K, preparation of the Trust’s monthly press releases and first quarter report on Form 10-Q, 2014 and 2015 financial statement audit fees, Trustee fees, and NYSE listing fees. For the six months ended June 30, 2014, the Trust withheld and paid general and administrative expenses of $0.5 million.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At June 30, 2015 and December 31, 2014, the Trust held cash reserves of $103,630 and $249,068, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

As of the date of this filing, there have been no distributions declared after quarter end.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2015.

Subsequent Events

In April 2015, an operator of Permian Basin properties included in the Trust made volume and revenue adjustments to May 2014 through January 2015 production periods on several wells. Approximately $0.6 million was withheld by the operator on the Underlying Properties to recoup overpayments of prior period production. Accordingly, the distribution to be announced in July 2015 and paid in August 2015 will be reduced by approximately $0.5 million related to this adjustment, which represents 80% of the total amount applicable to the Underlying Properties.

On July 14, 2015, the distribution of $0.028013 per Trust Unit, which was declared on June 19, 2015, was paid to Trust unitholders owning Trust Units as of June 30, 2015. The distribution consisted of net profits allocable to the Trust of $989,454, less cash reserves withheld for future Trust expenses of approximately $65,000.

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

Changes in Internal Control over Financial Reporting.

As of the end of the period covered by this report, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.                         Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2014 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended June 30, 2015.

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

Date: July 17, 2015

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