Form 10-Q
period 2015-09-30
Enduro Royalty Trust
filed 2015-11-06
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 2, 2015, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$142,430	$249,068
Net profits interest in oil and natural gas properties, net	124,232,800	528,123,701
Total assets	$124,375,230	$528,372,769

LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$124,375,230	$528,372,769
Total liabilities and Trust corpus	$124,375,230	$528,372,769

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income from net profits interest	$4,158,092	$7,415,563	$10,001,191	$25,627,287
Interest and investment income	—	—	5	—
General and administrative expenses	(146,158)	(137,011)	(636,603)	(547,201)
Cash reserves used (withheld) for Trust expenses	(38,800)	(102,999)	106,638	(142,811)
Distributable income	$3,973,134	$7,175,553	$9,471,231	$24,937,275

Distributable income per unit (33,000,000 units)	$0.120398	$0.217441	$0.287007	$0.755675

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Trust corpus, beginning of period	$504,952,722	$549,094,921	$528,372,769	$571,396,467
Cash reserves withheld (used) for Trust expenses	38,800	102,999	(106,638)	142,811
Distributable income	3,973,134	7,175,553	9,471,231	24,937,275
Distributions to unitholders	(3,973,134)	(7,175,553)	(9,471,231)	(24,937,275)
Impairment of net profits interest	(367,258,842)	—	(367,258,842)	—
Amortization of net profits interest	(13,357,450)	(10,672,842)	(36,632,059)	(33,014,200)
Trust corpus, end of period	$124,375,230	$538,525,078	$124,375,230	$538,525,078

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of September 30, 2015, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

•                  the Trustee will make monthly cash distributions to unitholders (Note 7);

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”).

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Due to the continued low commodity price environment and its anticipated negative effects on proved reserves, the Trust increased the amortization rate in the second and third quarters of 2015. The increased rate resulted in an additional $3.5 million of amortization during the year. Amortization is charged directly to the Trust corpus balance and does not affect the cash earnings of the Trust. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $234,508,358 and $197,876,299, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the three months ended September 30, 2015, the Net Profits Interest was written down to its fair value of $124,232,800, resulting in a $367,258,842 impairment charge directly to Trust corpus. The impairment does not affect distributable income. For further information, see “Note 4. Fair Value Measurements” below. The Trust did not record an impairment during the nine months ended September 30, 2014.

4.        FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy, while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•                                          Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                                          Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•                                          Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

Fair Values-Non recurring

Due to continued declines in commodity prices and the resulting effect on estimated future cash flows of the Net Profits Interest,  and on the reserves attributable to the Trust’s interest in the Underlying Properties, there were indications during the three months ended September 30, 2015 that the carrying value of the Net Profits Interest may be impaired. As a result, an undiscounted cash flow calculation was performed which demonstrated that expected future net cash flows of the Net Profits Interest were below their carrying value. Fair value was subsequently measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. Internal price estimates are developed based on third-party longer-term commodity futures price outlooks, and future cash flows were calculated using an estimated average realized oil price of $66.26 per Bbl and natural gas price of $2.99 per Mcf. The expected future net cash flows were discounted using an annual rate of 15 percent to determine fair value.

The Trust recorded an impairment charge during the three months ended September 30, 2015 of $367,258,842. The following table presents the value of the Net Profits Interest measured at fair value on a nonrecurring basis at the time impairment was recorded:

Three and Nine Months Ended September 30,
2015

Carrying Value	$491,491,642
Impairment	(367,258,842)
Fair Value	$124,232,800

It is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair their carrying value. The primary factors that may affect estimates of future cash flows include; revisions, both positive and negative, to estimates of oil and natural gas reserves, changes in estimated average realized oil and natural gas prices, and results of future drilling activities.

5.        COMMODITY HEDGES

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

6.             INCOME TAXES

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

State Taxes

The Trust’s revenues are from sources in the states of Louisiana, New Mexico and Texas. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Louisiana or New Mexico. While the Trust does not owe tax, the Trustee is required to file a return with Louisiana reflecting the income and deductions of the Trust attributable to properties located in that state. Texas does not impose a state income tax, so the Trust’s income is not subject to income tax at the trust level in Texas. Louisiana and New Mexico presently have income taxes which tax income of nonresidents from real property located within that state. Louisiana and New Mexico also impose a corporate income tax which may apply to unitholders organized as corporations.

During 2014, Texas imposed a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. In June 2015, the Texas governor signed H.B. 32 permanently lowering the Texas margin tax rate from 1% to 0.75% effective for returns due after January 1, 2016. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other income from other non-operating mineral interests, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” While the Trust is intended to be exempt from Texas franchise tax at the Trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax would generally be required to include its portion of Trust net income in its own Texas franchise tax computation.

Each unitholder should consult his or her own tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of Trust Units.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

7.        DISTRIBUTIONS TO UNITHOLDERS

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

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2015 and 2014:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
June 19, 2015	June 30, 2015	July 14, 2015	$0.028013
July 21, 2015	July 31, 2015	August 14, 2015	$0.020142
August 21, 2015	August 31, 2015	September 15, 2015	$0.072243
Year to Date - 2015			$0.287007

Nine Months Ended September 30, 2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
June 20, 2014	June 30, 2014	July 15, 2014	$0.075786
July 21, 2014	July 31, 2014	August 14, 2014	$0.103852
August 19, 2014	August 29, 2014	September 16, 2014	$0.037803
Year to Date - 2014			$0.755675

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

8.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the three months ended September 30, 2015 and 2014, the Trust paid $50,000 to the Trustee pursuant to the terms of the Trust Agreement. During the nine months ended September 30, 2015 and 2014, the Trust paid $150,100 to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the nine months ended September 30, 2015 and 2014.

9.        SUBSEQUENT EVENTS

As previously disclosed, one operator in the Elm Grove field of the East Texas/North Louisiana region has been withholding revenue payments since November 2014 production in settlement of unused firm capacity reservation fees that were retroactively charged back to January 2012. In September 2015, Enduro received notice from the operator that all of the unused firm capacity reservation fees, totaling approximately $0.3 million for the properties underlying the Trust, had been recouped. As Enduro did not receive payment on properties subject to the unused firm capacity fees, revenues and other deductions from production during the recoupment period have not been included in distributions. The revenues, which will be offset by standard deductions and the unused firm capacity reservation fees, will be included in the distribution within the next three months.

As previously disclosed, the operator sold the conventional wells in the Elm Grove field in late 2014, which constituted the majority of the revenue. Enduro has been receiving revenue from the new operator, and this revenue has been included in distributions since the distribution announced in May 2015.

On October 15, 2015, the distribution of $0.055579 per unit, which was declared on September 18, 2015, was paid to Trust unitholders owning units as of September 30, 2015. The distribution consisted of net profits allocable to the Trust of $1,894,087, less cash reserves withheld for future Trust expenses of approximately $60,000.

On October 20, 2015, the Trust declared a distribution of $0.042364 per unit to unitholders of record as of October 30, 2015. The distribution is expected to be paid to unitholders on November 16, 2015.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Outlook

Oil and natural gas prices declined significantly in the second half of 2014 and have remained low. The Trust’s revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further.

Due to the continued low commodity price environment, development activity has decreased significantly on the Underlying Properties. As a result, total capital expenditures included in 2015 announced distributions have been less than the $12 to $16 million initially anticipated. Through the nine months ended September 30, 2015, incurred capital expenditures have totaled $10.5 million for the year. Enduro anticipates minimal capital expenditures for the remainder of 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Gross profits:
Oil sales	$10,867,971	$20,743,114	(48)%
Natural gas sales	2,940,644	6,453,340	(54)%
Total	13,808,615	27,196,454	(49)%

Costs:
Direct operating expenses:
Lease operating expenses	6,837,000	7,821,000	(13)%
Compression, gathering and transportation	390,000	774,000	(50)%
Production, ad valorem and other taxes	1,295,000	1,996,000	(35)%
Development expenses	89,000	7,336,000	(99)%
Total	8,611,000	17,927,000	(52)%

Net profits	$5,197,615	$9,269,454	(44)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$4,158,092	$7,415,563	(44)%
Trust general and administrative expenses and cash withheld for expenses	184,958	240,010	(23)%
Distributable income	$3,973,134	$7,175,553	(45)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	221,503	220,988	0%
Natural Gas (Mcf)	1,180,351	1,290,424	(9)%
Combined (Boe)	418,228	436,059	(4)%

Average Prices:
Oil - NYMEX (March-May) ($/Bbl)	$53.79	$101.58	(47)%
Differential	$(4.73)	$(7.72)	(39)%
Oil prices realized ($/Bbl)	$49.06	$93.86	(48)%

Natural gas - NYMEX (February-April) ($/Mcf)	$2.70	$4.75	(43)%
Differential	$(0.21)	$0.25	(184)%
Natural gas prices realized ($/Mcf)	$2.49	$5.00	(50)%

Income from Net Profits Interest for the three months ended September 30, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from March 2015 through May 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from February 2015 through April 2015; and

•                  direct operating and development expenses primarily related to expenses incurred from April 2015 to June 2015.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2015 were $5.2 million compared to $9.3 million for the three months ended September 30, 2014. The $4.1 million decrease was primarily due to the following items:

•                  Oil sales decreased $9.9 million due almost entirely to lower realized prices. The average oil price received decreased 48% primarily due to a 47% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes were consistent with the prior period primarily due to new revenue receipts from several Permian Basin wells that came online during the second half of 2014 offset by natural production declines.

•                  Development expenses decreased $7.2 million primarily due to a $5.3 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources (“Pioneer”). During 2015, capital projects and development activity have decreased due to the current low commodity price environment.

•                  Natural gas sales decreased $3.5 million due to lower realized prices, which reduced natural gas sales by $3.0 million, and reduced sales volumes, which decreased natural gas sales by $0.5 million. The average natural gas price received decreased 50% due to a 43% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2015 have been impacted by a reduction in natural gas liquids (“NGLs”) pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes decreased 9% primarily as a result of natural production declines, partially offset by production increases in the Permian Basin due to new wells coming online.

•                  Lease operating expenses (“LOE”) decreased $1.0 million ($1.59 per Boe) primarily due to actual expenses for prior periods that were lower than anticipated, resulting in downward adjustments to prior month accrual estimates for incurred LOE. Without these downward adjustments, LOE would have remained consistent with the three months ended September 30, 2014.

•                  Production, ad valorem and other taxes decreased $0.7 million primarily due to a $13.4 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2015 as 2014 actual ad valorem expenses were lower than expected. Taxes as a percentage of revenues remained consistent at 7 to 9 percent.

•                  Compression, gathering, and transportation (“CGT”) decreased $0.4 million primarily due to actual expenses for prior periods that were lower than anticipated, resulting in downward adjustments to prior month accrual estimates for incurred CGT. The reduced charges result from a change in purchaser on the majority of the conventional wells in the Elm Grove field of the East Texas/North Louisiana region.

The Trust withheld $0.2 million and paid $0.1 million for general and administrative expenses during the three months ended September 30, 2015. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and second quarter report on Form 10-Q, 2015 financial statement audit fees, and Trustee fees. For the three months ended September 30, 2014, the Trust withheld $0.2 million and paid $0.1 million for general and administrative expenses.

During the three months ended September 30, 2015, the Trust recorded a $367.3 million impairment charge due to continued declines in commodity prices and the resulting effect on estimated future cash flows from the Net Profits Interest and on the reserves attributable to the Trust’s interest in the Underlying Properties. The impairment resulted in a non-cash charge to Trust corpus and did not affect the Trust’s distributable income. The Trust did not record an impairment during the three months ended September 30, 2014.

The continued low commodity price environment and its negative effect on the economic life of the Underlying Properties as well as anticipated decreases in future development expenditures is expected to reduce the Trust’s estimate of proved reserves as of December 31, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Gross profits:
Oil sales	$40,562,145	$61,001,900	(34)%
Natural gas sales	11,979,344	18,293,009	(35)%
Total	52,541,489	79,294,909	(34)%

Costs:
Direct operating expenses:
Lease operating expenses	23,693,000	22,198,000	7%
Compression, gathering and transportation	1,763,000	2,377,000	(26)%
Production, ad valorem and other taxes	4,119,000	5,981,000	(31)%
Development expenses	10,465,000	18,496,000	(43)%
Total	40,040,000	49,052,000	(18)%

Settlement of hedge contracts	—	1,791,200	(100)%
Net profits	$12,501,489	$32,034,109	(61)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$10,001,191	$25,627,287	(61)%
Trust general and administrative expenses and cash withheld for expenses	529,960	690,012	(23)%
Distributable income	$9,471,231	$24,937,275	(62)%

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 5 of the Notes to Financial Statements) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	683,837	643,342	6%
Natural Gas (Mcf)	3,657,500	4,233,078	(14)%
Combined (Boe)	1,293,420	1,348,855	(4)%

Average Prices:
Oil - NYMEX (September-May) ($/Bbl)	$63.60	$99.90	(36)%
Differential	$(4.28)	$(5.08)	(16)%
Oil prices realized ($/Bbl)	$59.32	$94.82	(37)%

Natural gas - NYMEX (August-April) ($/Mcf)	$3.37	$4.12	(18)%
Differential	$(0.09)	$0.20	(145)%
Natural gas prices realized ($/Mcf)	$3.28	$4.32	(24)%

Income from Net Profits Interest for the nine months ended September 30, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2014 through May 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2014 through April 2015; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2014 to June 2015.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2015 were $12.5 million compared to $32.0 million for the nine months ended September 30, 2014. The $19.5 million decrease was primarily due to the following items:

•                  Oil sales decreased $20.4 million due to lower realized prices, which reduced oil sales by $24.3 million, partially offset by an increase in sales volumes, which contributed an additional $3.9 million of oil sales. The average oil price received decreased 37% primarily due to a 36% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 6% primarily due to new wells coming online in the Permian Basin. Distributions paid in the nine months ended September 30, 2015 included revenue from approximately 53,000 Bbls of new production from 17 wells drilled by Pioneer in the Wolfcamp play in the Midland Basin.

•                  Development expenses decreased $8.0 million primarily due to a $4.9 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer and $1.1 million of capital expenditure accruals recorded in the second quarter of 2014 which Enduro reversed in the fourth quarter of 2014 after determining actual costs were also recognized. During 2015, capital projects and development activity have decreased due to the current low commodity price environment.

•                  Natural gas sales decreased $6.3 million due to lower realized prices, which reduced natural gas sales by $3.8 million, and reduced sales volumes, which decreased natural gas sales by $2.5 million. The average natural gas price received decreased 24% due to an 18% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2015 have been impacted by a reduction in NGL pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes decreased 14% primarily as a result of natural production declines, partially offset by production increases in the Permian Basin due to new wells coming online. Also contributing to the decline, during the second quarter of 2015, an operator in the Elm Grove field withheld payment for one month of production in partial settlement of unused firm capacity reservation fees that were retroactively charged back as far as January 2012. The withheld check was responsible for approximately 2% of the 14% decline in natural gas sales volumes. See the “Subsequent Events” section for additional details on the withheld payment and unused firm capacity reservation fees.

•                  Production, ad valorem and other taxes decreased $1.9 million primarily due to a $26.8 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2015 as 2014 actual ad valorem expenses were lower than expected. Taxes as a percentage of revenues remained consistent at approximately 8 percent.

•                  The absence of hedge settlements due to the maturation of all hedge contracts related to 2013 production, a portion of which was recognized in 2014, accounted for a decrease of $1.8 million. For further information on commodity hedges, see Note 5 of the Notes to Financial Statements.

•                  Lease operating expenses increased $1.5 million ($1.86 per Boe) due to an increase in workover and maintenance activity on mature fields in the Permian Basin, plugging and abandonment costs, and an increase in oil volumes, which have higher lifting costs, as a percentage of total production.

•                  Compression, gathering, and transportation decreased $0.6 million due to a 14 percent decrease in natural gas sales volumes and downward adjustments to CGT expense during the three months ended September 30, 2015 as actual expenses were less than expected. The reduced charges result from a change in purchaser on the majority of the conventional wells in the Elm Grove field of the East Texas/North Louisiana region.

The Trust withheld $0.5 million and paid $0.6 million for general and administrative expenses during the nine months ended September 30, 2015. Expenses paid during the period primarily consisted of fees for the preparation of 2014 tax information for unitholders, the Trust’s reserve report, 2014 Annual Report on Form 10-K, monthly press releases, quarterly reports on Form 10-Q; 2014 and 2015 financial statement audit fees; Trustee fees; and NYSE listing fees. For the nine months ended September 30, 2014, the Trust withheld $0.7 million and paid $0.5 million for general and administrative expenses.

During the nine months ended September 30, 2015, the Trust recorded a $367.3 million impairment charge due to continued declines in commodity prices and the resulting effect on estimated future cash flows from the Net Profits Interest and on the reserves attributable to the Trust’s interest in the Underlying Properties. The impairment resulted in a non-cash charge to Trust corpus and did not affect the Trust’s distributable income. The Trust did not record an impairment during the nine months ended September 30, 2014.

The continued low commodity price environment and its negative effect on the economic life of the Underlying Properties as well as anticipated decreases in future development expenditures is expected to reduce the Trust’s estimate of proved reserves as of December 31, 2015.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds, draws on the letter of credit or Enduro loans funds to the Trust, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At September 30, 2015 and December 31, 2014, the Trust held cash reserves of $142,430 and $249,068, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Distributions Declared After Quarter End

On October 20, 2015, the Trust declared a distribution of $0.042364 per unit to unitholders of record as of October 30, 2015. The distribution is expected to be paid to unitholders on November 16, 2015.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2014 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2015.

Subsequent Events

As previously disclosed, one operator in the Elm Grove field of the East Texas/North Louisiana region has been withholding revenue payments since November 2014 production in settlement of unused firm capacity reservation fees that were retroactively charged back to January 2012. In September 2015, Enduro received notice from the operator that all of the unused firm capacity reservation fees, totaling approximately $0.3 million for the properties underlying the Trust, had been recouped. As Enduro did not receive payment on properties subject to the unused firm capacity fees, revenues and other deductions from production during the recoupment period have not been included in distributions. The revenues, which will be offset by standard deductions and the unused firm capacity reservation fees, will be included in the distribution within the next three months.

As previously disclosed, the operator sold the conventional wells in the Elm Grove field in late 2014, which constituted the majority of the revenue. Enduro has been receiving revenue from the new operator, and this revenue has been included in distributions since the distribution announced in May 2015.

On October 15, 2015, the distribution of $0.055579 per unit, which was declared on September 18, 2015, was paid to Trust unitholders owning units as of September 30, 2015. The distribution consisted of net profits allocable to the Trust of $1,894,087, less cash reserves withheld for future Trust expenses of approximately $60,000.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2014 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended September 30, 2015.

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

Date: November 6, 2015

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
2.1

Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011, by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2

Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.1

Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2

Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 (File No. 1-35333))

10.1

Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2

Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                          Filed herewith.