Form 10-K
period 2015-12-31
Enduro Royalty Trust
filed 2016-03-11
CIK 1520048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $102,236,000.

As of March 2, 2016, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

Proved reserves—Under SEC rules, proved reserves are defined as:

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, Enduro provided the Trust with a $1 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

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

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, Enduro has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict Enduro from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee is not deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest is determined based on the same price that Enduro receives for sales of oil and natural gas production attributable to Enduro’s interest in the Underlying Properties. However, if the oil or natural gas is processed, the net profits receive the same processing upgrade or downgrade as Enduro.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2015	2014	2013
ConocoPhillips	30%	33%	32%
Occidental Petroleum	16%	17%	17%
Navajo Refining	12%	13%	11%
Pioneer Natural Resources	10%	4%	2%

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

Future prices for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor Enduro can make reliable predictions of future oil and natural gas supply and demand or future product prices. Nevertheless, lower product prices generally will result in lower distributions, lower estimates of reserves attributable to the Trust’s interests and lower estimated and actual future net revenues to the Trust.

All of the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not affect the Trust.

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 2, 2016.

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

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act, Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. The courts in jurisdictions outside of Delaware, however, might not give effect to such limitation.

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

The amounts received by Enduro from the hedge contract counterparty upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating net profits. In addition, the aggregate amounts paid by Enduro on settlement of the hedge contracts related to the Underlying Properties reduced the amount of net profits paid to the Trust. See “—Computation of Net Profits—Net Profits Interest.”

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

The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Trust unitholders that are “controlled foreign corporations” or “passive foreign investment companies”; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Trust Units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Trust Units; expatriates and certain former citizens or long-term residents of the United States; U.S. Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Trust Units as a position in a hedging transaction, “straddle”, “conversion transaction” or other risk reduction transaction; or persons deemed to sell the Trust Units under the constructive sale provisions of the Code. Each Trust unitholder should consult his own tax advisor with respect to his particular circumstances.

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

The Trust files annual information returns, reporting to the Trust unitholders all items of income, gain, loss, deduction and credit. The Trust allocates these items of income, gain, loss, deduction and credit to Trust unitholders based on record ownership on the monthly record dates. It is possible that the IRS or another taxing authority could disagree with this allocation method and assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the unitholders affected by this issue and result in an increase in the administrative expense of the Trust in subsequent periods.

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

                               Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into “waters of the United States” is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The term “waters of the United States” has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. On April 21, 2014, the EPA proposed a new definition of “waters of the United States” that, if finalized, would tend to broaden rather than narrow the scope of regulated waters. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. On April 7, 2015, EPA proposed technology-based pretreatment standards under the Clean Water Act for discharges of effluent from unconventional oil and gas extraction facilities to publicly owned treatment works (“POTWs”). The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against us. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. The Secretary of Energy Advisory Board published their ninety-day report that included a number of recommendations. On December 21, 2012, the EPA published an update on its ongoing national study currently underway to better understand any potential impacts of hydraulic fracturing on drinking water resources. On June 5, 2015, the EPA released a draft of the report associated with the study. EPA’s draft report indicated that while there are potential vulnerabilities in the water lifecycle that could impact drinking water, hydraulic fracturing activities have not led to widespread systemic impacts to drinking water resources. The EPA accepted comments on the draft report and expects to release a final peer reviewed report in 2016. In addition, on April 7, 2015, the EPA proposed new Clean Water Act effluent guidelines applicable to control unconventional oil and gas wastewater discharges from POTW. Further, on May 24, 2013, the federal Bureau of Land Management (“BLM”) published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. On March 20, 2015, the BLM released a final rule applicable to hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide. On December 10, 2015, the U.S. Department of Interior appealed that injunction to the Tenth Circuit Court of Appeals.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, the EPA amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. Only a portion of these new rules appear to affect our operations at this time by requiring new air emissions controls, equipment modification, maintenance, monitoring, recordkeeping and reporting. Although these new requirements will increase our operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase our operating and capital expenditures, we do not currently expect such existing and new regulations will have a material adverse impact on our operations or financial results.

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

Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. On August 18, 2015, EPA released a proposed rule to directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020.

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

On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA’s authority to regulate GHG emissions from stationary sources, concluding that sources which trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permits. On June 2, 2014, EPA unveiled proposed regulations to limit GHG emissions from existing power plants.

In addition, in December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. In November 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. And in March 2014, the Administration announced several components of its methane reduction strategy that apply to the oil and gas industry.

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

Endangered Species Act. The federal Endangered Species Act restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause Enduro to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. For example, as a result of a settlement reached in 2011, the U.S. Fish and Wildlife Services has published a work plan for listing more than 450 species as endangered or threatened over the next several years.

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

Where You Can Find Other Information

We maintain a website at http://www.enduroroyaltytrust.com. The Trust’s filings under the Exchange Act are available at our website and are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic copies of its recent filings free of charge to the Trust unitholders upon request to the Trustee.

Item 1A.                        Risk Factors.

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and Enduro. These factors include, among others:

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

•                                          energy conservation and environmental measures; and

•                                          acts of force majeure.

Lower oil and natural gas prices will reduce profits to which the Trust is entitled and may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, decreasing commodity prices may cause the expenses of certain wells to exceed the well’s revenue, in which case the operator may decide to shut-in the well or plug and abandon the well. This scenario could reduce future cash distributions to Trust unitholders.

Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest after 2013 is unhedged, and the amount of the cash distributions is subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

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

                           Further, the reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2015 was prepared, in accordance with applicable regulations, using average prices during 2015 of $50.28 per Bbl of oil and $2.59 per Mcf of natural gas. At the date of this report, oil and natural gas prices for production in which the Trust has an interest are substantially lower than $50.28 per Bbl and $2.59 per Mcf, respectively. A reserve report prepared using current oil and natural gas prices would result in substantially lower proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties.

Third party operators are the operators of approximately 99% of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2015, approximately 99% of the wells on the Underlying Properties were operated by third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

If planned operations, including drilling of development wells, are delayed or cancelled, or if existing wells or development wells experience production below anticipated levels due to one or more of the foregoing factors or for any other reason, estimated future distributions to Trust unitholders may be reduced. If an operator incurs increased costs due to one or more of the foregoing factors or for any other reason and is unable to recover such costs from insurance, estimated future distributions to Trust unitholders may be reduced.

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

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating and development expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, such as the 2014 drilling project in the Wolfcamp, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of corporations for profit under the General Corporation Law of the State of Delaware. The courts in jurisdictions outside of Delaware, however, might not give effect to such limitation.

The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

                         The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. On August 18, 2015, the EPA released a proposed rule to directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs.

On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA’s authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities. In addition, in November 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. In early 2014, President Obama announced the “Climate Action Plan,” a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. On August 18, 2015, the EPA released a proposed rule to directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the operators’ assets and operations and, consequently, may reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with a progress report released in late 2012. On June 5, 2015, the EPA released a draft of the report associated with the study. EPA’s draft report indicated that while there are potential vulnerabilities in the water lifecycle that could impact drinking water, hydraulic fracturing activities have not led to widespread systemic impacts to drinking water resources. The EPA accepted comments on the draft report and expects to release a final peer reviewed report in 2016.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. In response to some requests for reconsideration and challenges, EPA has amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. Further, on May 24, 2013, the BLM published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft of proposed rulemaking issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. On March 20, 2015, the BLM released a final rule applicable to hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide. On December 10, 2015, the U.S. Department of Interior appealed that injunction to the Tenth Circuit Court of Appeals. Although these new requirements will increase operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase operating and capital expenditures, it is not currently expected that such existing and new regulations will have a material adverse impact on operations or financial results.

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

As of December 31, 2015, the Underlying Properties had proved reserves of 15.3 MMBoe and 100% of the volumes and PV-10 value were attributable to proved developed reserves. Substantially all of the 15.3 MMBoe of proved reserves, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2015, Enduro held average working interests of approximately 19% and 21% and average net revenue interests of approximately 16% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2015. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is John W. Arms, Enduro’s Executive Vice President and Chief Operating Officer. Mr. Arms received a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines in 1991. Prior to co-founding Enduro, Mr. Arms was Senior Vice President of Acquisitions for Encore Acquisition Company. Mr. Arms has over 20 years of experience working in various capacities in the energy industry, including acquisition analysis, reserve estimation, reservoir engineering and operations engineering. Mr. Arms consults regularly with Cawley Gillespie during the reserve estimation process to review properties, assumptions and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2015 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimate with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is Robert D. Ravnaas. Mr. Ravnaas has been a petroleum consultant for Cawley Gillespie since 1983, and became President in 2011. He is a registered professional engineer in the State of Texas (license no. 61304) and a graduate of the University of Texas with a MS in Petroleum Engineering. In addition, Mr. Ravnaas received a BS with special honors in Chemical Engineering from the University of Colorado.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2015 and 2014:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total	PV-10(2)	Oil(1)	Natural Gas	Total	PV-10(2)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2015
Proved Developed Producing	3,716	6,797	4,849	$78,297	11,832	20,616	15,268	$97,870
Proved Developed Non-Producing	5	10	7	83	9	19	12	105
Proved Undeveloped	—	—	—	—	—	—	—	—
2014
Proved Developed Producing	6,486	16,425	9,224	$261,792	13,220	31,973	18,548	$327,242
Proved Developed Non-Producing	381	1,321	601	17,482	532	1,833	838	21,852
Proved Undeveloped	233	6,666	1,344	7,882	657	13,810	2,959	9,850

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

                              Reserve quantities and revenues for the Net Profits Interest were estimated from projections of reserves and revenues attributable to the Underlying Properties. Since the Trust has a defined Net Profits Interest, the Trust does not own a specific percentage of the oil and natural gas reserve quantities. Accordingly, reserves allocated to the Trust pertaining to its 80% Net Profits Interest in the Underlying Properties have effectively been reduced to reflect recovery of the Trust’s 80% portion of applicable production and development costs. Because Trust reserve quantities are determined using an allocation formula, any changes in actual or assumed prices or costs will result in revisions to the estimated reserve quantities allocated to the Net Profits Interest.

Estimates of proved reserves were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements. Prices used in estimating reserves were as follows:

	2015	2014	2013
Oil (per Bbl)	$50.28	$94.99	$96.78
Natural gas (per Mcf)	$2.59	$4.35	$3.67

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2015, proved undeveloped reserves of the Underlying Properties decreased 2,959 MBoe due to revisions to pricing and the expected timing of development. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2015:

Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance — December 31, 2014	657	13,810	2,959
Development	—	—	—
Drilling	—	—	—
Revisions and Other	(657)	(13,810)	(2,959)
Balance — December 31, 2015	—	—	—

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2015:

	Acres
	Gross	Net
Permian Basin	137,886	39,819
East Texas/North Louisiana	13,483	4,971
Total	151,369	44,790

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2015:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,591	339	117	15
East Texas/North Louisiana	—	—	335	70
Total	3,591	339	452	85

(1)                  Enduro’s total producing wells include 17 operated wells and 4,026 non-operated wells. At December 31, 2015, 174 of Enduro’s producing wells had multiple completions.

There have been no development or exploratory wells drilled in the East Texas/North Louisiana region during the last three years. The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin during the last three years:

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	2	0.1	45	4.7	37	3.5
Dry holes	—	—	—	—	—	—
	2	0.1	45	4.7	37	3.5
Exploratory Wells:
Productive	—	—	1	0.2	—	—
Dry holes	—	—	—	—	—	—
	—	—	1	0.2	—	—
Total:
Productive	2	0.1	46	4.9	37	3.5
Dry holes	—	—	—	—	—	—
	2	0.1	46	4.9	37	3.5

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 77% of the future production from the Underlying Properties is expected to be oil and approximately 23% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 137,886 gross (39,819 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe), as further explained below:

•                  The largest field in the Permian Basin region is the Eunice Monument field discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 3.2 MMBoe as of December 31, 2015.  The operators of the Eunice Monument field are Apache, XTO Energy, and Chevron.

•                  The second largest field in the Permian Basin region is the North Cowden Unit discovered in 1930. The North Cowden Unit is undergoing both waterflood and CO 2 recovery processes. This unit produces from the Grayburg formation at a depth of 4,500 feet. Proved reserves attributable to the Underlying Properties in the North Cowden field were 2.7 MMBoe as of December 31, 2015. The operator of the North Cowden field is Occidental Petroleum.

•                  The third largest field in the Permian Basin region is the North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit were 2.2 MMBoe as of December 31, 2015. The operator of the North Central Levelland Unit is Apache.

•                  The fourth largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.0 MMBoe as of December 31, 2015.

The following table shows the average sales price and lease operating expense for the two largest fields in the Permian Basin of west Texas and New Mexico, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2015, 2014 and 2013.

		Year Ended December 31,
		2015	2014	2013
Eunice Monument	Oil Average Sales Price per Bbl	$57.08	$94.78	$89.14
	Natural Gas Average Sales Price per Mcf	$3.63	$5.42	$4.56
	Average Lease Operating Expense per Boe	$19.43	$16.38	$9.71

North Cowden	Oil Average Sales Price per Bbl	$57.60	$94.63	$88.49
	Natural Gas Average Sales Price per Mcf	$1.97	$3.57	$3.70
	Average Lease Operating Expense per Boe	$44.01	$43.85	$21.62

East Texas/North Louisiana Region

The Underlying Properties contain interests in 13,483 gross (4,971 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Petrohawk and JW Operating; the Kingston field, operated by EXCO Resources and Compass Production Partners; and the Stockman field, operated by Enduro. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 0.3 MMBoe and 0.4 MMBoe, respectively, as of December 31, 2015.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2015, 2014 and 2013.

		Year Ended December 31,
		2015	2014	2013
Permian Basin	Oil Production (Bbls)	891,320	857,026	881,339
	Natural Gas(1) (Mcf)	2,613,003	2,062,217	2,363,170
	Total Production (Boe)	1,326,820	1,200,729	1,275,201
	Oil Average Sales Price per Bbl	$57.05	$94.34	$88.41
	Natural Gas Average Sales Price per Mcf	$3.02	$4.73	$4.06
	Average Lease Operating Expense per Boe	$19.62	$21.44	$19.96
	Proved Reserves (MBoe)	14,533	17,614	17,446

East Texas/North Louisiana	Oil Production (Bbls)	6,078	6,217	8,557
	Natural Gas(1) (Mcf)	2,289,232	3,434,006	6,171,629
	Total Production (Boe)	387,617	578,551	1,037,162
	Oil Average Sales Price per Bbl	$58.05	$98.92	$93.05
	Natural Gas Average Sales Price per Mcf	$3.13	$4.18	$3.27
	Average Lease Operating Expense per Boe	$9.69	$8.24	$4.38
	Proved Reserves (MBoe)	747	4,731	5,896

Total	Oil Production (Bbls)	897,398	863,243	889,896
	Natural Gas(1) (Mcf)	4,902,235	5,496,223	8,534,800
	Total Production (Boe)	1,714,437	1,779,280	2,312,363
	Oil Average Sales Price per Bbl	$57.06	$94.37	$88.45
	Natural Gas Average Sales Price per Mcf	$3.07	$4.38	$3.49
	Average Lease Operating Expense per Boe	$17.37	$17.15	$12.97
	Proved Reserves (MBoe)	15,281	22,345	23,342

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

In a bankruptcy of Enduro, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of Enduro, in which case the Trust would be an unsecured creditor of Enduro at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—In the event of the bankruptcy of Enduro, if a court held that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico” in Item 1A of this Form10-K.

Enduro believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such Underlying Properties or Net Profits Interest. Under the terms of the Conveyance creating the Net Profits Interest, Enduro has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties” in Item 1A of this Form 10-K.

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

PART II

Item 5.                   Market for Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units trade on the New York Stock Exchange under the symbol “NDRO.” The high and low sales prices and aggregate monthly distributions paid per unit for each quarter in 2015, 2014 and 2013 were as follows:

	Price Range		Distributions
Quarter	High	Low	Paid
2015
First Quarter	$5.77	$3.93	$0.088216
Second Quarter	$5.19	$4.12	$0.078393
Third Quarter	$4.28	$2.46	$0.120398
Fourth Quarter	$3.65	$2.15	$0.130230
2014
First Quarter	$13.98	$11.91	$0.352680
Second Quarter	$13.88	$11.34	$0.185554
Third Quarter	$14.66	$11.00	$0.217441
Fourth Quarter	$11.72	$4.44	$0.107843
2013
First Quarter	$17.95	$15.29	$0.335234
Second Quarter	$16.88	$15.45	$0.277896
Third Quarter	$15.92	$12.05	$0.425110
Fourth Quarter	$13.35	$11.80	$0.430839

At December 31, 2015, there were 33,000,000 Trust Units outstanding. On March 2, 2016, the closing sales price of the Trust Units as reported by the NYSE was $3.14 per unit, and there were five unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10 th business day after the record date (or the next succeeding business day). For further information on distributions to unitholders, see Note 7 of the Notes to Financial Statements in Item 8 of this Form 10-K.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2015.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2015.

Item 6.                   Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Income from Net Profits Interest	$14,478,775	$29,306,116	$49,079,582
Distributable income	$13,768,821	$28,496,094	$48,479,607
Distributable income per unit	$0.417237	$0.863518	$1.469079

	December 31, 2015	December 31, 2014	December 31, 2013
Trust corpus	$121,009,502	$528,372,769	$571,396,467
Trust Units outstanding	33,000,000	33,000,000	33,000,000

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

Enduro Royalty Trust is a statutory trust created in May 2011 and its initial public offering was completed in November 2011. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate substantially all of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

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

•                  the amount and timing of Trust administrative expenses; and

•                  the establishment, increase, or decrease of reserves for approved development expenses or future liabilities of the Trust.

Generally, Enduro receives cash payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

2015 Recap and 2016 Outlook

Oil and natural gas prices declined significantly in the second half of 2014 and have remained low, negatively impacting the fair value of the Net Profits Interest, revenues and distributable income available to unitholders, and development activity in 2015.

The average NYMEX oil price for the production months included in 2015 distributions decreased approximately 40% from the prior year, significantly decreasing the revenues and distributable income available to unitholders in 2015. Since the last distribution paid in 2015, which primarily represented oil production during the month of August 2015, average NYMEX oil prices have further deteriorated, declining by approximately 49% from the 2015 average (based on production months included in 2015 distributions). The continued decline in prices has and will continue to negatively affect the amount of cash flow available for distribution to the Trust unitholders in 2016.

During the third quarter of 2015, the Trust recorded an impairment charge of $367.3 million due to the continued declines in commodity prices and the resulting negative effects on estimated future cash flows from the Net Profits Interest and on the reserves attributable to the Trust’s interest in the Underlying Properties. The impairment resulted in a non-cash charge to Trust corpus and did not affect the Trust’s distributable income. It is reasonably possible that lower prices may change the estimates of future net cash flows attributable to the Underlying Properties resulting in the need to further impair the carrying value of the Net Profits Interest in the future.

Despite the decline in oil prices, oil sales volumes included in 2015 distributions increased 4% from the prior year primarily as a result of new production from the 2014 Rocker B drilling program. During 2014, Enduro participated in 20 gross well proposals received from Pioneer Natural Resources (“Pioneer”) for the Rocker B drilling program in the Wolfcamp play in the Midland Basin. Although the majority of development expenses associated with this drilling program were included in 2014 distributions, first production payments from 12 wells were not included until distributions made during the first and second quarters of 2015. The new production receipts from these 12 wells and a full year of cash receipts from the remaining eight wells significantly contributed to the Trust’s increase in oil production in 2015. In the current commodity price environment, development activity has significantly decreased and, as a result, the Trust’s oil production in 2016 is predicted to decrease as no new production is expected to offset natural declines. Additionally, continued low commodity prices or further price declines may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce.

Development activity has decreased significantly on the Underlying Properties due to the continued low commodity price environment. The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2016, and Enduro anticipates total capital expenditures included in 2016 distributions to be considerably less than 2015. Based on currently available information, Enduro anticipates 2016 capital expenditures to range from $4 to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 to $5 million net to the Trust’s 80% net profits interest.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K) from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2015, 2014 and 2013.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2015:
January	82,474	432,652	$84.91	$4.16
February	81,868	428,266	$76.79	$4.17
March	78,027	432,627	$69.92	$3.94
April	79,802	318,830	$57.49	$3.54
May	74,315	365,039	$45.40	$3.37
June	65,848	499,735	$45.37	$2.79
July	84,478	383,647	$46.15	$2.60
August	63,058	379,199	$46.18	$2.52
September	73,967	417,505	$54.85	$2.37
October	72,290	440,374	$56.29	$2.37
November	71,875	394,272	$50.38	$2.47
December	69,396	410,089	$42.51	$2.60
Total—2015	897,398	4,902,235	$57.06	$3.07
2014:
January	69,045	541,653	$105.79	$3.79
February	75,378	507,407	$99.76	$3.82
March	68,212	453,517	$89.71	$3.83
April	68,239	448,645	$91.07	$3.80
May	74,106	528,824	$90.00	$4.21
June	67,374	462,608	$95.46	$4.71
July	70,173	422,376	$94.66	$5.53
August	78,525	450,004	$93.95	$4.86
September	72,290	418,044	$93.01	$4.63
October	71,572	433,786	$96.61	$4.71
November	71,817	410,951	$95.80	$4.69
December	76,512	418,408	$87.17	$4.39
Total—2014	863,243	5,496,223	$94.37	$4.38
2013:
January	76,499	887,931	$91.53	$3.02
February	77,200	827,053	$84.87	$2.83
March	75,573	798,646	$81.40	$3.21
April	77,391	755,408	$77.66	$3.54
May	76,627	740,410	$79.24	$3.67
June	68,813	699,021	$79.77	$3.39
July	75,917	612,661	$86.06	$3.38
August	71,326	631,104	$88.75	$3.60
September	73,853	868,130	$92.32	$3.77
October	70,789	576,105	$93.66	$4.22
November	74,378	571,741	$102.24	$3.95
December	71,530	566,590	$105.10	$3.77
Total—2013	889,896	8,534,800	$88.45	$3.49

Computation of Net Profits Income Received by the Trust

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2015, 2014, and 2013 were determined as shown in the following table:

	Year Ended December 31,
	2015	2014	2013
Gross profits:
Oil sales	$51,202,046	$81,466,264	$78,712,201
Natural gas sales	15,058,423	24,097,150	29,784,120
Total	66,260,469	105,563,414	108,496,321
Costs:
Direct operating expenses:
Lease operating expenses	29,788,000	30,510,000	29,998,000
Compression, gathering and transportation	2,391,000	3,115,000	3,608,000
Production, ad valorem and other taxes	5,365,000	7,609,000	7,729,000
Development expenses	10,618,000	29,487,969	14,014,000
Total	48,162,000	70,721,969	55,349,000
Settlement of hedge contracts	—	1,791,200	8,202,156
Net profits	$18,098,469	$36,632,645	$61,349,477
Percentage allocable to Net Profits Interest	80%	80%	80%
Income from Net Profits Interest	$14,478,775	$29,306,116	$49,079,582
Trust general and administrative expenses and cash withheld for expenses	(709,954)	(810,022)	(599,975)
Distributable income	$13,768,821	$28,496,094	$48,479,607

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Underlying Properties Production Volumes:
Oil (Bbls)	897,398	863,243	889,896
Natural Gas (Mcf)	4,902,235	5,496,223	8,534,800
Combined (Boe)	1,714,437	1,779,280	2,312,363

Average Prices:
Oil — NYMEX (September-August) ($/Bbl)	$60.57	$100.25	$94.71
Differential	$(3.51)	$(5.88)	$(6.26)
Oil prices realized ($/Bbl)	$57.06	$94.37	$88.45

Natural gas — NYMEX (August-July) ($/Mcf)	$3.23	$4.22	$3.49
Differential	$(0.16)	$0.16	$—
Natural gas prices realized ($/Mcf)	$3.07	$4.38	$3.49

Years Ended December 31, 2015 and 2014

Income from Net Profits Interest for the year ended December 31, 2015 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2014 through August 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2014 through July 2015; and

•                  direct operating and development expenses primarily related to expenses and capital incurred from October 2014 to September 2015.

Net profits attributable to the Underlying Properties for the year ended December 31, 2015 were $18.1 million compared to $36.6 million for the year ended December 31, 2014. The $18.5 million decrease from 2014 to 2015 was primarily due to the following items:

•                  Oil sales decreased $30.3 million due to lower realized prices, which reduced oil sales by $33.5 million, partially offset by an increase in sales volumes, which contributed an additional $3.2 million of oil sales. The average oil price received decreased 40% due to a 40% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 4% primarily as a result of new production from the 2014 Rocker B drilling program. During 2014, Enduro participated in 20 gross well proposals received from Pioneer for the Rocker B drilling program in the Wolfcamp play in the Midland Basin. Although the majority of development expenses associated with this drilling program were included in 2014 distributions, first production payments from 12 wells were not included until distributions made during the first and second quarters of 2015. The new production receipts from these 12 wells and a full year of cash receipts from the remaining eight wells contributed an additional 51,808 Bbls of production to 2015 distributions.

•                  Development expenses decreased $18.9 million primarily due to a $13.9 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer. During 2015, capital projects and development activity decreased due to the low commodity price environment.

•                  Natural gas sales decreased $9.0 million due to lower realized prices, which reduced natural gas sales by $6.4 million, and reduced sales volumes, which decreased natural gas sales by $2.6 million. The average natural gas price received decreased 30% due to a 23% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2015 have been impacted by a reduction in natural gas liquids (“NGLs”) pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes decreased 11% primarily as a result of natural production declines, partially offset by production increases in the Permian Basin due to new wells coming online. Also contributing to the decline, during the second quarter of 2015, an operator in the Elm Grove field began withholding revenue payments in settlement of unused firm capacity reservation fees that were retroactively charged back as far as January 2012. The withheld payments were responsible for approximately 2% of the 11% decline in natural gas sales volumes. See Note 9 of the Notes to Financial Statements in Item 8 of this Form 10-K for additional details on the withheld payments and unused firm capacity reservation fees.

•                  Production, ad valorem and other taxes decreased $2.2 million primarily due to a $39.3 million decrease in total sales revenues. Taxes as a percentage of revenues remained consistent at approximately 7 to 8 percent.

•                  Hedge settlements decreased $1.8 million due to the maturation of all hedge contracts related to 2013 production, a portion of which was recognized in 2014. For further information on commodity hedges, see Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K.

The Trust withheld $0.7 million and paid $0.9 million for general and administrative expenses during the year ended December 31, 2015. Expenses paid during the period primarily consisted of fees for the preparation of 2014 tax information for unitholders, preparation of the Trust’s 2014 reserve report and Annual Report on Form 10-K, 2014 and 2015 financial statement audit fees, preparation of the Trust’s 2015 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2014, the Trust withheld $0.8 million and paid $0.6 million for general and administrative expenses.

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

•                  Hedge settlements decreased $6.4 million due to the maturation of all hedge contracts related to 2013 production. For further information on commodity hedges, see Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K.

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

•                  Oil sales increased $2.8 million due to higher realized prices, which contributed an additional $5.1 million of oil sales, partially offset by a decrease in sales volumes, which reduced oil sales by $2.3 million. The average oil price received increased 7% largely due to a 6% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 3% primarily due to natural production declines of producing wells, partially offset by new wells coming online in the Permian Basin. Distributions paid in 2014 included revenue from 25,573 Bbls of new production from eight wells drilled by Pioneer in the Wolfcamp play in the Midland Basin.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2015 and 2014, the Trust held cash reserves of $107,851 and $249,068, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established a $750,000 reserve from that month’s net profits interest calculation for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust.

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

•            repurchase agreements secured by interest-bearing obligations of the United States government; or

•            bank certificates of deposit.

In prior periods, the amounts received by Enduro from hedge contract counterparties upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest in the first and second quarters of 2014 and the year ended December 31, 2013. Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Conveyance prohibit Enduro from entering into new hedging arrangements burdening the Trust.

The Trust pays the Trustee an administrative fee of $200,000 per year. The Trust pays the Delaware Trustee an annual fee of $2,000. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders. The Trust also is responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2015 is provided in the following table:

	Payments Due by Year
	2016	2017	2018	2019	2020	After 2020	Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200	(a)	(a)
Delaware Trustee fee	2	2	2	2	2	(a)	(a)
Total	$202	$202	$202	$202	$202	(a)	(a)

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

Oil and Natural Gas Reserves. The proved oil and natural gas reserves for the Underlying Properties are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and natural gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

The Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month benchmark price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year-end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and natural gas reserves. Changes in any of these assumptions, including consideration of other factors, could have a significant impact on the standardized measure. The standardized measure does not necessarily result in an estimate of the current fair market value of proved reserves.

          Amortization of Net Profits Interest. The Trust calculates amortization of the Net Profits Interest in oil and natural gas properties on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the cash earnings of the Trust.

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2015, the Trust recognized a $367.3 million impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus and did not affect distributable income. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. For further information, see “Note 4. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K. The Trust did not realize any impairment during the years ended December 31, 2014 or 2013.

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

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust, excluding the hedges existing prior to the date of the conveyance. All hedge contracts existing prior to the date of the conveyance had matured as of December 31, 2013. Accordingly, the Trust is no longer subject to risks related to derivative contracts, and therefore the amount of future cash distributions will be subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2015 and 2014, and its distributable income for each of the three years in the period ended December 31, 2015, in conformity with the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 10, 2016

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$107,851	$249,068
Net profits interest in oil and natural gas properties, net	120,901,651	528,123,701
Total assets	$121,009,502	$528,372,769
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$121,009,502	$528,372,769
Total liabilities and Trust corpus	$121,009,502	$528,372,769

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2015	2014	2013
Income from net profits interest	$14,478,775	$29,306,116	$49,079,582
Interest and investment income	7	8	191
General and administrative expenses	(851,178)	(646,314)	(709,352)
Cash reserves used (withheld) for Trust expenses	141,217	(163,716)	109,186
Distributable income	$13,768,821	$28,496,094	$48,479,607
Distributable income per unit (33,000,000 units)	$0.417237	$0.863518	$1.469079

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2015	2014	2013
Trust corpus, beginning of period	$528,372,769	$571,396,467	$637,845,277
Cash reserves (used) withheld for Trust expenses	(141,217)	163,716	(109,186)
Distributable income	13,768,821	28,496,094	48,479,607
Distributions to unitholders	(13,768,821)	(28,496,094)	(48,479,607)
Impairment of net profits interest	(367,258,842)	—	—
Amortization of net profits interest	(39,963,208)	(43,187,414)	(66,339,624)
Trust corpus, end of year	$121,009,502	$528,372,769	$571,396,467

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of December 31, 2015, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

Under the terms of the Conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received as well as cash settlements for applicable hedge contracts received by Enduro during the relevant month for periods during which hedges were in place. Monthly operating expenses and capital expenditures represent estimated incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus and did not affect distributable income. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. For further information, see “Note 4. Fair Value Measurements.” The Trust did not realize an impairment during the years ended December 31, 2014 or 2013.

New Accounting Pronouncements

                               As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.                   NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the cash earnings of the Trust. Accumulated amortization as of December 31, 2015 and 2014 was $237,839,507 and $197,876,299, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus but did not affect distributable income. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. For further information, see “Note 4. Fair Value Measurements.” The Trust did not realize an impairment during the years ended December 31, 2014 or 2013.

4.                   FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three approaches for measuring the fair value of assets and liabilities are the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset, often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy, while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•                  Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•                  Level 3 — Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Fair Values—Non-recurring

Due to continued declines in commodity prices and the resulting effect on estimated future cash flows of the Net Profits Interest, and on the reserves attributable to the Trust’s interest in the Underlying Properties, there were indications during the third quarter of 2015 that the carrying value of the Net Profits Interest may be impaired. As a result, an undiscounted cash flow calculation was performed which demonstrated that expected future net cash flows of the Net Profits Interest were below its carrying value. Fair value was subsequently measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. Internal price estimates are developed based on third-party longer-term commodity futures price outlooks, and future cash flows were calculated using an estimated average realized oil price of $66.26 per Bbl and natural gas price of $2.99 per Mcf. The expected future net cash flows were discounted using an annual rate of 15 percent to determine fair value.

The Trust recorded an impairment charge during the year ended December 31, 2015 of $367,258,842. The following table presents the value of the Net Profits Interest measured at fair value on a non-recurring basis at the time impairment was recorded in the third quarter of 2015:

Carrying Value	$491,491,642
Impairment	(367,258,842)
Fair Value	$124,232,800

                               It is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair the carrying value of the Net Profits Interest. The primary factors that may affect estimates of future cash flows include: revisions, both positive and negative, to estimates of oil and natural gas reserves; changes in estimated average realized oil and natural gas prices; and results of future drilling activities.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

6.                   INCOME TAXES

Federal Income Taxes

For federal income tax purposes, the Trust is a grantor trust and therefore is not subject to tax at the trust level. Trust unitholders are treated as owning a direct interest in the assets of the Trust, and each Trust unitholder is taxed directly on his or her pro rata share of the income and gain attributable to the assets of the Trust and entitled to claim his or her pro rata share of the deductions and expenses attributable to the assets of the Trust. The income of the Trust is deemed to have been received or accrued by each unitholder at the time such income is received or accrued by the Trust rather than when distributed by the Trust.

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

State Taxes

The Trust’s revenues are from sources in the states of Louisiana, New Mexico and Texas. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Louisiana or New Mexico. Although the Trust does not owe tax, the Trustee is required to file a return with Louisiana reflecting the income and deductions of the Trust attributable to properties located in that state. Texas does not impose a state income tax, so the Trust’s income is not subject to income tax at the trust level in Texas. Louisiana and New Mexico presently have income taxes which tax income of nonresidents from real property located within that state. Louisiana and New Mexico also impose a corporate income tax which may apply to unitholders organized as corporations.

Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions for returns originally due on or after January 1, 2016, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other income from other non-operating mineral interests, and do not receive more than 10% of their income from operating an active trade or business, generally are exempt from the Texas franchise tax as “passive entities.” Although the Trust is intended to be exempt from Texas franchise tax at the trust level as a passive entity, each unitholder that is considered a taxable entity under the Texas franchise tax would generally be required to include its portion of Trust net income in its own Texas franchise tax computation.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
June 19, 2015	June 30, 2015	July 14, 2015	$0.028013
July 21, 2015	July 31, 2015	August 14, 2015	$0.020142
August 21, 2015	August 31, 2015	September 15, 2015	$0.072243
September 18, 2015	September 30, 2015	October 15, 2015	$0.055579
October 20, 2015	October 30, 2015	November 16, 2015	$0.042364
November 19, 2015	November 30, 2015	December 14, 2015	$0.032287
Total—2015			$0.417237
2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
June 20, 2014	June 30, 2014	July 15, 2014	$0.075786
July 21, 2014	July 31, 2014	August 14, 2014	$0.103852
August 19, 2014	August 29, 2014	September 15, 2014	$0.037803
September 19, 2014	—	—	$0.000000
October 21, 2014	October 31, 2014	November 17, 2014	$0.064625
November 17, 2014	November 28, 2014	December 12, 2014	$0.043218
Total—2014			$0.863518
2013:
December 20, 2012	December 31, 2012	January 15, 2013	$0.139439
January 18, 2013	January 31, 2013	February 14, 2013	$0.125276
February 15, 2013	February 28, 2013	March 14, 2013	$0.070519
March 18, 2013	March 28, 2013	April 12, 2013	$0.056553
April 19, 2013	April 30, 2013	May 14, 2013	$0.124518
May 20, 2013	May 31, 2013	June 14, 2013	$0.096825
June 18, 2013	June 28, 2013	July 15, 2013	$0.128817
July 19, 2013	July 31, 2013	August 14, 2013	$0.133930
August 20, 2013	August 30, 2013	September 16, 2013	$0.162363
September 20, 2013	September 30, 2013	October 15, 2013	$0.127255
October 21, 2013	October 31, 2013	November 15, 2013	$0.151242
November 18, 2013	November 29, 2013	December 13, 2013	$0.152342
Total—2013			$1.469079

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

8.                   TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the year ended December 31, 2015, the Trust paid $200,100 to the Trustee and $2,000 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2014 and 2013, the Trust paid $200,100 and $200,551, respectively, to the Trustee and $2,000 and $2,000, respectively, to the Delaware Trustee.

Agreement with Enduro Resource Partners LLC. The Trust and Enduro are parties to a Registration Rights Agreement, as amended, whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. Pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and Enduro completed a secondary offering of 11,200,000 Trust Units on October 2, 2013.

9.                   SUBSEQUENT EVENTS

Distributions Paid or Declared

On January 15, 2016, the distribution of $0.029187 per Trust Unit, which was declared on December 18, 2015, was paid to Trust unitholders owning Trust Units as of December 31, 2015. The distribution consisted of net profits allocable to the Trust of $1,023,182, less cash reserves withheld for future Trust expenses of approximately $60,000.

Subsequent to December 31, 2015, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305

The distribution declared on February 19, 2016 was net of a total $1.0 million withheld from the distribution for reserves, of which $750,000 was a reserve established by Enduro for approved 2016 development expenses and $250,000 was a reserve established by the Trust for anticipated future liabilities of the Trust.

Unused Firm Capacity Reservation Fees

As previously disclosed, one operator in the Elm Grove field of the East Texas/North Louisiana region had been withholding revenue payments since November 2014 production in settlement of unused firm capacity reservation fees that were retroactively charged back to January 2012. In September 2015, Enduro received notice from the operator that all of the unused firm capacity reservation fees for the properties underlying the Trust had been recouped. As Enduro did not receive payment on properties subject to the unused firm capacity fees, revenues and other deductions from production during the recoupment period were not included in the distribution calculations.

The following table displays the total amount of revenue cash receipts and unused firm capacity reservation fees, which were all included in distributions paid or declared subsequent to December 31, 2015:

	Revenue Cash Receipts	Firm Capacity Reservation Fees
Declaration Date of Distribution:
February 19, 2016	$360,491	$202,737
January 19, 2016	25,033	25,033
December 18, 2015	44,066	44,066
Total	$429,590	$271,836

As previously disclosed, the operator sold the conventional wells in the Elm Grove field in late 2014, which constituted the majority of the revenue. Enduro has been receiving revenue from the new operator, and this revenue has been included in distributions since the distribution announced in May 2015.

Permian Basin Operator Adjustment and Impact on Future Distributions

As previously disclosed, Enduro received a letter in July 2015 from one of its operators in the Permian Basin pertaining to 480,000 Mcf of natural gas for which the operator had paid Enduro on the properties underlying the Trust but for which Enduro had only produced 240,000 Mcf.

As of the date of filing of this report, the operator and Enduro have agreed that the value of the overpaid production, totaling $1.1 million to the Underlying Properties, will be recouped with proceeds from future production. Once this recoupment begins, Enduro will not receive payment and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. The operator’s properties contributed approximately 530 Bbls and $24,000 related to oil production and 4,100 Mcf and $8,500 related to natural gas production to the distribution declared on February 19, 2016.

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION

Oil and Natural Gas Producing Activities

Oil and Natural Gas Reserve Quantities

Estimates of proved reserves attributable to the Trust and the related valuations were based 100% on reports prepared by the Trust’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc. Estimates were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements. Prices used in estimating reserves were as follows:

	2015	2014	2013
Oil (per Bbl)	$50.28	$94.99	$96.78
Natural gas (per Mcf)	$2.59	$4.35	$3.67

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

As of December 31, 2015, 2014, and 2013, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—December 31, 2012	5,324	20,329	8,712
Extensions and discoveries	483	1,250	692
Revisions of previous estimates	781	10,007	2,449
Income from net profits interest	(329)	(4,538)	(1,086)
Balance—December 31, 2013	6,259	27,048	10,767
Extensions and discoveries	666	868	811
Revisions of previous estimates	274	(1,518)	21
Income from net profits interest	(99)	(1,985)	(430)
Balance—December 31, 2014	7,100	24,413	11,169
Extensions and discoveries	25	26	29
Revisions of previous estimates	(3,214)	(16,670)	(5,992)
Income from net profits interest	(191)	(961)	(351)
Balance—December 31, 2015	3,720	6,808	4,855
Proved developed reserves:
December 31, 2013	6,111	20,479	9,524
December 31, 2014	6,867	17,746	9,825
December 31, 2015	3,720	6,808	4,855
Proved undeveloped reserves:
December 31, 2013	147	6,569	1,242
December 31, 2014	233	6,666	1,344
December 31, 2015	—	—	—

(1)                          Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Extensions and discoveries. During the year ended December 31, 2014, extensions and discoveries were primarily related to increased development activities in the Wolfcamp play in the Midland Basin.

Revisions of previous estimates. During the year ended December 31, 2015, revisions of previous estimates decreased oil reserves by 45% primarily due to price revisions as the average oil price used to determine estimated future net reserves decreased by $44.71 per Bbl, or 47%, from $94.99 per Bbl at December 31, 2014 to $50.28 per Bbl at December 31, 2015. Revisions of previous estimates for natural gas decreased natural gas reserves by 68% in 2015 primarily due to price revisions as the average natural gas price used to determine estimated future net reserves decreased by $1.76 per Mcf from $4.35 per Mcf at December 31, 2014 to $2.59 per Mcf at December 31, 2015.

During the year ended December 31, 2014, revisions of previous estimates for natural gas decreased natural gas reserves by 6% due to expected sales realization of production volumes. Oil reserves increased by 4% in 2014 as a result of revisions related to the timing of when proved reserve quantities were expected to be realized.

                                                During the year ended December 31, 2013, revisions of previous estimates for natural gas increased natural gas reserves by 49%. The increase in natural gas reserves was due to price revisions as the average natural gas price used to determine estimated future net reserves increased by $0.92 per Mcf from $2.75 per Mcf at December 31, 2012 to $3.67 per Mcf at December 31, 2013. Oil reserves increased by 15% in 2013 as a result of revisions related to the timing of when proved reserve quantities were expected to be realized.

Income from net profits interest. During the year ended December 31, 2015, the decline in income from net profits interest was primarily related to the decline in oil and natural gas prices, partially offset by a decrease in development expenditures and production costs.

During the year ended December 31, 2014, the decline in income from net profits interest primarily resulted from increased development activities in the Wolfcamp play in the Midland Basin.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is computed by applying commodity prices used in determining proved reserves (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future cash inflows were computed by applying the commodity prices utilized in determining proved reserves to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. As the Trust is not subject to federal income taxes, future income taxes have been excluded.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows	$175,868	$696,403	$665,123
Future production taxes	(14,630)	(56,627)	(52,436)
Future net cash flows	$161,238	$639,776	$612,687
10% annual discount for estimated timing of cash flows	(82,858)	(352,619)	(325,192)
Standardized measure of discounted future net cash flows	$78,380	$287,157	$287,495

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Extensions, discoveries, and other additions	$810	$13,569	$21,943
Accretion of discount	28,716	28,750	23,779
Revisions of previous estimates and other	(226,295)	(24,020)	52,615
Income from net profits	(12,008)	(18,637)	(48,633)
Change in present value of future net revenues	(208,777)	(338)	49,704
Balance, beginning of period	287,157	287,495	237,791
Balance, end of year	$78,380	$287,157	$287,495

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2015:
Income from Net Profits Interest	$3,061,132	$2,781,967	$4,158,092	$4,477,584
Distributable income	$2,911,128	$2,586,969	$3,973,134	$4,297,590
Distributions per unit	$0.088216	$0.078393	$0.120398	$0.130230
Year Ended December 31, 2014:
Income from Net Profits Interest	$11,863,431	$6,348,293	$7,415,563	$3,678,829
Distributable income	$11,638,438	$6,123,284	$7,175,553	$3,558,819
Distributions per unit	$0.352680	$0.185554	$0.217441	$0.107843
Year Ended December 31, 2013:
Income from Net Profits Interest	$11,212,756	$9,295,577	$14,203,592	$14,367,657
Distributable income	$11,062,722	$9,170,568	$14,028,630	$14,217,687
Distributions per unit	$0.335234	$0.277896	$0.425110	$0.430839

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2015, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015. The independent registered public accounting firm of Ernst & Young LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2015, has audited the Trust’s internal control over financial reporting, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trustee of Enduro Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Enduro Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015 of Enduro Royalty Trust, and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas
March 10, 2016

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

Item 11.                   Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2015, the Trustee received $200,100 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2014 and 2013, the Trustee received $200,100 and $200,551, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)              Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 2, 2016 except as set forth below. The following information has been obtained from public filings with the SEC.

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

(b)              Security Ownership of Management.

Not applicable.

(c)               Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant. See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement” in Item 13 of this Form 10-K.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee.

Registration Rights Agreement. The Trust and Enduro are parties to a Registration Rights Agreement, as amended, whereby Enduro, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, Enduro will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are incorporated by reference as exhibits to this Form 10-K. Pursuant to the Registration Rights Agreement, the Trust and Enduro filed a registration statement on Form S-3 registering the sale by Enduro of up to 19,800,000 Trust Units. The registration statement became effective June 10, 2013, and Enduro completed a secondary offering of 11,200,000 Trust Units on October 2, 2013.

Director Independence

The Trust does not have a board of directors.

Item 14.                   Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2015, 2014 and 2013, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2016.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2015, 2014 and 2013 by Ernst & Young, LLP:

	2015	2014	2013
Audit fees(1)	$183,091	$146,690	$131,654
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$183,091	$146,690	$131,654

(1)                  Fees billed for professional services rendered for the integrated audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016	ENDURO ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
		By:	/s/ SARAH NEWELL
		Name:	Sarah Newell
		Title:	Vice President

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