Form 10-Q
period 2016-03-31
Enduro Royalty Trust
filed 2016-04-28
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$336,419	$107,851
Net profits interest in oil and natural gas properties, net	117,526,028	120,901,651
Total assets	$117,862,447	$121,009,502
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$117,862,447	$121,009,502
Total liabilities and Trust corpus	$117,862,447	$121,009,502

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2016	2015

Income from net profits interest	$3,169,942	$3,061,132
Interest and investment income	62	5
General and administrative expenses	(191,513)	(356,698)
Cash reserves (withheld) used for Trust expenses	(228,568)	206,689
Distributable income	$2,749,923	$2,911,128

Distributable income per unit (33,000,000 units)	$0.083331	$0.088216

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2016	2015

Trust corpus, beginning of period	$121,009,502	$528,372,769
Cash reserves withheld (used) for Trust expenses	228,568	(206,689)
Distributable income	2,749,923	2,911,128
Distributions to unitholders	(2,749,923)	(2,911,128)
Amortization of net profits interest	(3,375,623)	(10,824,012)
Trust corpus, end of period	$117,862,447	$517,342,068

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of March 31, 2016, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

•                       the Trustee will make monthly cash distributions to unitholders (Note 5);

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

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

The Trust uses the modified cash basis of accounting to report Trust receipts of income from the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust pursuant to terms of the Conveyance creating the Net Profits Interest.

Under the terms of the Conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received during the relevant month. Monthly operating expenses and capital expenditures represent estimated incurred expenses and, as a result, represent accrued expenses as well as expenses paid during the period.

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the cash earnings of the Trust. Accumulated amortization as of March 31, 2016 and December 31, 2015 was $241,215,130 and $237,839,507, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the quarters ended March 31, 2016 or 2015, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

5.                        DISTRIBUTIONS TO UNITHOLDERS

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2016 and 2015:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
			$0.083331

Three Months Ended March 31, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
			$0.088216

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses, which is held by Enduro and not reflected in the accompanying Statement of Assets, Liabilities and Trust Corpus as of March 31, 2016. During the first quarter of 2016, there were not any development expenses applied against the reserve and as of March 31, 2016, the total reserve was $750,000. Prior to 2016, Enduro had not established a reserve for development expenses.

In addition, during the first quarter of 2016, the Trustee withheld $250,000 from calculated net profits for anticipated future liabilities of the Trust, which is included in “Cash and cash equivalents” as of March 31, 2016 in the accompanying Statement of Assets, Liabilities and Trust Corpus.

7.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three months ended March 31, 2016 and 2015, the Trust paid $50,000 in each period to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the three months ended March 31, 2016 or 2015.

8.                        SUBSEQUENT EVENTS

Permian Basin Operator Adjustment and Impact on Future Distributions

As previously disclosed, Enduro received a letter in July 2015 from one of its operators in the Permian Basin pertaining to 480,000 Mcf of natural gas for which the operator had paid Enduro on the properties underlying the Trust but for which Enduro had only produced 240,000 Mcf. Subsequently, the operator and Enduro agreed that the value of the overpaid production, totaling $1.1 million to the Underlying Properties, would be recouped with proceeds from future production.

The recoupment began during the second quarter of 2016, and during the recoupment, Enduro will not receive payment and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. The operator’s properties contributed approximately 530 Bbls and $24,000 related to oil production and 4,100 Mcf and $8,500 related to natural gas production to the distribution declared on February 19, 2016.

Distributions Paid or Declared

On April 14, 2016, the distribution of $0.009855 per unit, which was declared on March 21, 2016, was paid to Trust unitholders owning units as of March 31, 2016. The distribution was net of $100,000 withheld by Enduro to increase the previously established reserve for approved development expenses. As of the date of filing of this report, Enduro has established a total reserve of $850,000 for approved development expenses.

On April 19, 2016, the Trust declared a distribution of $0.007279 per unit to unitholders of record as of April 29, 2016. The distribution is expected to be paid to unitholders on May 13, 2016.

Item 2.                                   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2015 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

Outlook

Oil and natural gas prices have remained depressed since declining significantly in the second half of 2014. The Trust’s revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further.

Development activity has decreased significantly on the Underlying Properties due to the continued low commodity price environment. The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2016, and Enduro anticipates total capital expenditures included in 2016 distributions to be considerably less than they were in 2015. Based on currently available information, Enduro anticipates 2016 capital expenditures to range from $4 million to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Gross profits:
Oil sales	$9,019,640	$18,745,333	(52)%
Natural gas sales	3,199,287	5,285,082	(39)%
Total	12,218,927	24,030,415	(49)%

Costs:
Direct operating expenses:
Lease operating expenses	6,333,000	8,876,000	(29)%
Compression, gathering and transportation	995,000	842,000	18%
Production, ad valorem and other taxes	405,000	1,700,000	(76)%
Development expenses	(414,000)	8,786,000	(105)%
Total	7,319,000	20,204,000	(64)%

Net profits	$4,899,927	$3,826,415	28%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$3,919,942	$3,061,132	28%
Less: Enduro reserve withheld for approved development expenses	750,000	—	100%
Income from Net Profits Interest	$3,169,942	$3,061,132	4%
Less: Trust general and administrative expenses and cash withheld for expenses	420,019	150,004	180%
Distributable income	$2,749,923	$2,911,128	(6)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	208,533	242,369	(14)%
Natural Gas (Mcf)	1,308,632	1,293,545	1%
Combined (Boe)	426,638	457,960	(7)%

Average Prices:
Oil - NYMEX (September-November) ($/Bbl)	$44.87	$84.40	(47)%
Differential	$(1.62)	$(7.06)	(77)%
Oil prices realized ($/Bbl)	$43.25	$77.34	(44)%

Natural gas - NYMEX (August-October) ($/Mcf)	$2.59	$3.87	(33)%
Differential	$(0.15)	$0.22	(168)%
Natural gas prices realized ($/Mcf)	$2.44	$4.09	(40)%

Income from Net Profits Interest for the three months ended March 31, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2015 through November 2015;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2015 through October 2015; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2015 to December 2015.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2016 were $4.9 million compared to $3.8 million for the three months ended March 31, 2015. The $1.1 million increase was primarily due to the following items:

•                  Oil sales decreased $9.7 million due to lower realized prices, which reduced oil sales by $7.1 million, and reduced sales volumes, which decreased oil sales by $2.6 million. The average oil price received decreased 44% primarily due to a 47% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 14% primarily as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 18,000 Bbls from 28,000 Bbls included in distributions paid during the first quarter of 2015 to 10,000 Bbls included in distributions paid during the first quarter of 2016.

•                  Development expenses decreased $9.2 million primarily due to a $7.1 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources. In addition, capital projects and development activity have decreased due to the current low commodity price environment. For distributions paid during the first quarter of 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.4 million.

•                  Lease operating expenses decreased $2.5 million ($4.54 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, and reduced plugging and abandonment costs.

•                  Natural gas sales decreased $2.1 million due almost entirely to lower realized prices. The average natural gas price received decreased 40% due to a 33% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations have been impacted by a reduction in natural gas liquids (“NGLs”) pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes were consistent with the prior period primarily due to the timing of cash receipts and the inclusion of approximately $0.4 million and 108,000 Mcf of withheld revenue payments during the first quarter of 2016. As previously disclosed, one operator in the Elm Grove field of the East Texas/North Louisiana region had been withholding revenue payments since November 2014 production in settlement of unused firm capacity reservation fees that were retroactively charged back to January 2012.

•                  Production, ad valorem and other taxes decreased $1.3 million primarily due to an $11.8 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2016 as 2015 actual ad valorem expenses were lower than expected.

During the three months ended March 31, 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses, and the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses. Of the $0.4 million withheld by the Trust, $250,000 was withheld for anticipated future liabilities of the Trust. Expenses paid during the period primarily consisted of fees for the preparation of 2015 tax information for unitholders, the Trust’s monthly press releases and 2015 Annual Report on Form 10-K; NYSE listing fees; and Trustee fees. For the three months ended March 31, 2015, the Trust withheld $0.2 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At March 31, 2016 and December 31, 2015, the Trust held cash of $336,419 and $107,851, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

During the first quarter of 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. During the second quarter of 2016, Enduro increased the previously established reserve for approved development expenses by $100,000. As of the date of filing of this report, Enduro has established a total reserve of $850,000 for approved development expenses.

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

Distributions Declared After Quarter End

On April 19, 2016, the Trust declared a distribution of $0.007279 per unit to unitholders of record as of April 29, 2016. The distribution is expected to be paid to unitholders on May 13, 2016.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2015 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2016.

Subsequent Events

Permian Basin Operator Adjustment and Impact on Future Distributions

As previously disclosed, Enduro received a letter in July 2015 from one of its operators in the Permian Basin pertaining to 480,000 Mcf of natural gas for which the operator had paid Enduro on the properties underlying the Trust but for which Enduro had only produced 240,000 Mcf. Subsequently, the operator and Enduro agreed that the value of the overpaid production, totaling $1.1 million to the Underlying Properties, would be recouped with proceeds from future production.

The recoupment began during the second quarter of 2016, and during the recoupment, Enduro will not receive payment and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. The operator’s properties contributed approximately 530 Bbls and $24,000 related to oil production and 4,100 Mcf and $8,500 related to natural gas production to the last distribution declared on February 19, 2016.

Distributions Paid

On April 14, 2016, the distribution of $0.009855 per unit, which was declared on March 21, 2016, was paid to Trust unitholders owning units as of March 31, 2016. The distribution was net of $100,000 withheld by Enduro to increase the previously established reserve for approved development expenses. As of the date of filing of this report, Enduro has established a total reserve of $850,000 for approved development expenses.

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

Item 4.                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2015 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended March 31, 2016.

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
Vice President and Trust Officer

Date: April 28, 2016

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