Form 10-Q
period 2016-06-30
Enduro Royalty Trust
filed 2016-07-28
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$273,150	$107,851
Net profits interest in oil and natural gas properties, net	114,181,241	120,901,651
Total assets	$114,454,391	$121,009,502
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$114,454,391	$121,009,502
Total liabilities and Trust corpus	$114,454,391	$121,009,502

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income from net profits interest	$708,982	$2,781,967	$3,878,924	$5,843,099
Interest and investment income	167	—	229	5
General and administrative expenses	(173,468)	(133,747)	(364,981)	(490,445)
Cash reserves used (withheld) for Trust expenses	63,269	(61,251)	(165,299)	145,438
Distributable income	$598,950	$2,586,969	$3,348,873	$5,498,097

Distributable income per unit (33,000,000 units)	$0.018150	$0.078393	$0.101481	$0.166609

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Trust corpus, beginning of period	$117,862,447	$517,342,068	$121,009,502	$528,372,769
Cash reserves withheld (used) for Trust expenses	(63,269)	61,251	165,299	(145,438)
Distributable income	598,950	2,586,969	3,348,873	5,498,097
Distributions to unitholders	(598,950)	(2,586,969)	(3,348,873)	(5,498,097)
Amortization of net profits interest	(3,344,787)	(12,450,597)	(6,720,410)	(23,274,609)
Trust corpus, end of period	$114,454,391	$504,952,722	$114,454,391	$504,952,722

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of June 30, 2016, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Due to the low commodity price environment in the first half of 2016 and the anticipated negative effects on proved reserves from continued commodity pricing pressure in the second half of 2016, the Trust increased the amortization rate in the second quarter of 2016. The increased rate resulted in an additional $0.3 million of amortization for the three months ended June 30, 2016. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2016 and December 31, 2015 was $244,559,917 and $237,839,507, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2016 or 2015, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2016 and 2015:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
Year to Date - 2016			$0.101481

Six Months Ended June 30, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
Year to Date - 2015			$0.166609

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a reserve of $750,000 from the calculated net profits interest for approved 2016 development expenses, which is held by Enduro and not reflected in the accompanying Statement of Assets, Liabilities and Trust Corpus as of June 30, 2016. During the second quarter of 2016, Enduro increased the previously established reserve by $100,000. During the six months ended June 30, 2016, there were no development expenses applied against the reserve and, as of June 30, 2016, the total reserve was $850,000. Prior to 2016, Enduro had not established a reserve for development expenses.

In addition, during the first quarter of 2016, the Trustee withheld $250,000 from the calculated net profits interest for anticipated future liabilities of the Trust, which is included in “Cash and cash equivalents” as of June 30, 2016 in the accompanying Statement of Assets, Liabilities and Trust Corpus.

7.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2016, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and six months ended June 30, 2015, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the six months ended June 30, 2016 and 2015.

8.                        PERMIAN BASIN OPERATOR ADJUSTMENT AND IMPACT ON FUTURE DISTRIBUTIONS

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

The recoupment began during the second quarter of 2016, and during the recoupment, Enduro will not receive payment and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended June 30, 2016, these properties would have contributed approximately 1,300 Bbls and $43,500 related to oil production and 13,800 Mcf and $27,000 related to natural gas production to the Underlying Properties. This total of $70,500 was withheld by the operator to begin recovering the total $1.1 million.

9.                        SUBSEQUENT EVENTS

On July 15, 2016, the distribution of $0.013353 per unit, which was declared on June 20, 2016, was paid to Trust unitholders owning units as of June 30, 2016. The distribution included a release of $150,000 previously withheld by Enduro for approved 2016 development expenses as referenced in Note 6.

On July 19, 2016, the Trust declared a distribution of $0.0156 per unit to unitholders of record as of July 29, 2016. The distribution is expected to be paid to unitholders on August 12, 2016. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations for 2016 capital expenditures, Enduro further released $150,000 that was previously withheld for approved 2016 development expenses. After the distribution to be paid in August, a reserve of $550,000 for approved development expenses will remain.

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

•                           the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

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

Development activity has decreased significantly on the Underlying Properties due to the continued low commodity price environment. The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2016, and Enduro anticipates total capital expenditures included in 2016 distributions to be considerably less than they were in 2015. Based on currently available information, Enduro anticipates 2016 capital expenditures to range from $2 million to $4 million attributable to the properties in which the Trust owns a net profits interest, or $1.6 million to $3.2 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
Gross profits:
Oil sales	$6,024,284	$10,948,841	(45)%
Natural gas sales	2,089,944	3,753,618	(44)%
Total	8,114,228	14,702,459	(45)%

Costs:
Direct operating expenses:
Lease operating expenses	5,803,000	7,980,000	(27)%
Compression, gathering and transportation	683,000	531,000	29%
Production, ad valorem and other taxes	732,000	1,124,000	(35)%
Development expenses	(115,000)	1,590,000	(107)%
Total	7,103,000	11,225,000	(37)%

Net profits	$1,011,228	$3,477,459	(71)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$808,982	$2,781,967	(71)%
Less: Enduro reserve withheld for approved development expenses	100,000	—	100%
Income from Net Profits Interest	$708,982	$2,781,967	(75)%
Less: Trust general and administrative expenses and cash withheld for expenses	110,032	194,998	(44)%
Distributable income	$598,950	$2,586,969	(77)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	199,679	219,965	(9)%
Natural Gas (Mcf)	1,119,085	1,183,604	(5)%
Combined (Boe)	386,193	417,232	(7)%

Average Prices:
Oil - NYMEX (December-February) ($/Bbl)	$33.39	$52.63	(37)%
Differential	$(3.22)	$(2.85)	13%
Oil prices realized ($/Bbl)	$30.17	$49.78	(39)%

Natural gas - NYMEX (November-January) ($/Mcf)	$2.18	$3.55	(39)%
Differential	$(0.31)	$(0.38)	(18)%
Natural gas prices realized ($/Mcf)	$1.87	$3.17	(41)%

Income from Net Profits Interest for the three months ended June 30, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from December 2015 through February 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2015 through January 2016; and

•                  direct operating and development expenses primarily related to expenses incurred from January 2016 to March 2016.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2016 were $1.0 million compared to $3.5 million for the three months ended June 30, 2015. The $2.5 million decrease was primarily due to the following items:

•                  Oil sales decreased $4.9 million, primarily due to lower realized prices, which caused oil sales to decline by $3.9 million, and reduced sales volumes, which decreased oil sales by $1.0 million. The average oil price received decreased 39% primarily due to a 37% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 9% primarily as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined over 14,000 Bbls, or 64%, from approximately 22,500 Bbls included in distributions paid during the second quarter of 2015 to approximately 8,000 Bbls included in distributions paid during the second quarter of 2016.

•                  Lease operating expenses decreased $2.2 million ($4.10 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, and reduced plugging and abandonment costs.

•                  Development expenses decreased $1.7 million primarily due to a lack of capital projects and development activity in the current low commodity price environment. For distributions paid during the three months ended June 30, 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.1 million.

•                  Natural gas sales decreased $1.7 million due almost entirely to lower realized prices. The average natural gas price received decreased 41% due to a 39% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months.

•                  Production, ad valorem and other taxes decreased $0.4 million primarily due to a $6.6 million decrease in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes were 9.0% for the three months ended June 30, 2016 compared to 7.6% for the three months ended June 30, 2015. The increase is a result of ad valorem taxes, which are not based on revenues in certain jurisdictions, resulting in an increased percentage of revenues as commodity prices decline.

•                  Compression, gathering and transportation (“CGT”) expenses increased from $0.5 million for the second quarter of 2015 to $0.7 million in the second quarter of 2016. The increase in CGT expenses is primarily attributable to certain midstream companies renegotiating gathering and processing fee contracts, particularly in the Permian Basin, resulting in increased per Mcf charges for producing wells.

During the three months ended June 30, 2016, Enduro withheld $100,000 from net profits to increase the previously established reserve for approved 2016 development expenses. The Trust withheld $0.1 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and first quarter report on Form 10-Q, 2016 financial statement audit fees, and Trustee fees. For the three months ended June 30, 2015, the Trust withheld $0.2 million and paid $0.1 million for general and administrative expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Gross profits:
Oil sales	$15,043,924	$29,694,174	(49)%
Natural gas sales	5,289,231	9,038,700	(41)%
Total	20,333,155	38,732,874	(48)%

Costs:
Direct operating expenses:
Lease operating expenses	12,136,000	16,856,000	(28)%
Compression, gathering and transportation	1,678,000	1,373,000	22%
Production, ad valorem and other taxes	1,137,000	2,824,000	(60)%
Development expenses	(529,000)	10,376,000	(105)%
Total	14,422,000	31,429,000	(54)%

Net profits	$5,911,155	$7,303,874	(19)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$4,728,924	$5,843,099	(19)%
Less: Enduro reserve withheld for approved development expenses	850,000	—	100%
Income from Net Profits Interest	$3,878,924	$5,843,099	(34)%
Less: Trust general and administrative expenses and cash withheld for expenses	530,051	345,002	54%
Distributable income	$3,348,873	$5,498,097	(39)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	408,212	462,334	(12)%
Natural Gas (Mcf)	2,427,717	2,477,149	(2)%
Combined (Boe)	812,832	875,192	(7)%

Average Prices:
Oil - NYMEX (September-February) ($/Bbl)	$39.13	$68.51	(43)%
Differential	$(2.28)	$(4.28)	(47)%
Oil prices realized ($/Bbl)	$36.85	$64.23	(43)%

Natural gas - NYMEX (August-January) ($/Mcf)	$2.39	$3.71	(36)%
Differential	$(0.21)	$(0.06)	250%
Natural gas prices realized ($/Mcf)	$2.18	$3.65	(40)%

Income from the Net Profits Interest for the six months ended June 30, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2015 through February 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2015 through January 2016; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2015 to March 2016.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2016 were $5.9 million compared to $7.3 million for the six months ended June 30, 2015. The $1.4 million decrease was primarily due to the following items:

•                  Oil sales decreased $14.7 million, primarily due to lower realized prices, which caused oil sales to decline by $11.2 million. The remaining $3.5 million decrease in oil sales was due to reduced sales volumes. The average oil price received decreased 43% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 12% as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 32,500 Bbls from approximately 50,500 Bbls included in distributions paid during the six months ended June 30, 2015 to approximately 18,000 Bbls included in distributions paid during the first six months of 2016.

•                  Development expenses decreased $10.9 million primarily due to a $7.3 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources. Additionally, capital projects and development activity have decreased due to the current low commodity price environment. For distributions paid during the first six months of 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.5 million.

•                  Lease operating expenses decreased $4.7 million ($4.33 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, reduced plugging and abandonment costs, and a decrease in oil volumes, which have higher lifting costs, as a percentage of total production.

•                  Natural gas sales decreased $3.7 million due almost entirely to lower realized prices. The average natural gas price received decreased 40% due to a 36% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2016 have been impacted by a reduction in natural gas liquids (“NGL”) pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices.

•                  Production, ad valorem and other taxes decreased $1.7 million primarily due to an $18.4 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2016 as 2015 actual ad valorem expenses were lower than expected.

•                  CGT expenses increased from $1.4 million for the first half of 2015 to $1.7 million in the first half of 2016. The increase in CGT expenses is primarily attributable to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month. Total firm capacity reservation fees included in CGT expenses for the first half of 2016 were $0.3 million.

During the six months ended June 30, 2016, Enduro established an $850,000 reserve from net profits for approved 2016 development expenses, and the Trust withheld $0.5 million and paid $0.4 million for general and administrative expenses during the six months ended June 30, 2016. Expenses paid during the period primarily consisted of fees for the preparation of 2015 tax information for unitholders, preparation of the Trust’s reserve report and 2015 Annual Report on Form 10-K, preparation of the Trust’s monthly press releases and first quarter report on Form 10-Q, 2015 and 2016 financial statement audit fees, Trustee fees, and NYSE listing fees. For the six months ended June 30, 2015, the Trust withheld $0.3 million and paid $0.5 for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At June 30, 2016 and December 31, 2015, the Trust held cash of $273,150 and $107,851, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

During the first quarter of 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. During the second quarter of 2016, Enduro increased the previously established reserve for approved development expenses by $100,000. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations of 2016 capital expenditures, in the distribution paid in July, Enduro released $150,000 of the reserve. In addition, in the distribution announced in July to be paid in August, Enduro will release an additional $150,000 of the reserve. After these releases, Enduro will have a remaining reserve balance of $550,000 for approved development expenses.

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

Distributions Declared After Quarter End

On July 19, 2016, the Trust declared a distribution of $0.0156 per unit to unitholders of record as of July 29, 2016. The distribution is expected to be paid to unitholders on August 12, 2016. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations for 2016 capital expenditures, Enduro further released $150,000 from the reserve that it had previously established for approved 2016 development expenses as referenced in Note 6 of the Notes to Financial Statements. After the distribution to be paid in August, a reserve of $550,000 for approved development expenses will remain.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2015 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2016.

Subsequent Events

On July 15, 2016, the distribution of $0.013353 per unit, which was declared on June 20, 2016, was paid to Trust unitholders owning units as of June 30, 2016. The distribution included a release of $150,000 from the reserve that Enduro had previously established for approved 2016 development expenses as referenced in Note 6 of the Notes to Financial Statements.

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

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust, excluding the hedges existing prior to the date of the conveyance. All hedge contracts existing prior to the date of the conveyance had matured as of December 31, 2013. Accordingly, the Trust is not subject to risks related to derivative contracts, and therefore cash distributions are subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2015 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended June 30, 2016.

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

Date: July 28, 2016

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