Form 10-Q
period 2016-09-30
Enduro Royalty Trust
filed 2016-10-28
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$178,381	$107,851
Net profits interest in oil and natural gas properties, net	110,995,278	120,901,651
Total assets	$111,173,659	$121,009,502
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$111,173,659	$121,009,502
Total liabilities and Trust corpus	$111,173,659	$121,009,502

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income from net profits interest	$1,992,888	$4,158,092	$5,871,812	$10,001,191
Interest and investment income	149	—	378	5
General and administrative expenses	(144,898)	(146,158)	(509,879)	(636,603)
Cash reserves used (withheld) for Trust expenses	94,769	(38,800)	(70,530)	106,638
Distributable income	$1,942,908	$3,973,134	$5,291,781	$9,471,231

Distributable income per unit (33,000,000 units)	$0.058876	$0.120398	$0.160357	$0.287007

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Trust corpus, beginning of period	$114,454,391	$504,952,722	$121,009,502	$528,372,769
Cash reserves withheld (used) for Trust expenses	(94,769)	38,800	70,530	(106,638)
Distributable income	1,942,908	3,973,134	5,291,781	9,471,231
Distributions to unitholders	(1,942,908)	(3,973,134)	(5,291,781)	(9,471,231)
Impairment of net profits interest	—	(367,258,842)	—	(367,258,842)
Amortization of net profits interest	(3,185,963)	(13,357,450)	(9,906,373)	(36,632,059)
Trust corpus, end of period	$111,173,659	$124,375,230	$111,173,659	$124,375,230

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

In connection with the closing of the initial public offering, on November 8, 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of September 30, 2016, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal, recurring accrual adjustments, that are necessary for a fair presentation of the interim periods presented and include all the disclosures necessary to make the information presented not misleading. These interim results are not necessarily indicative of results for a full year.

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Due to the low commodity price environment in the first half of 2016 and the anticipated negative effects on proved reserves from continued commodity pricing pressure in the second half of 2016, the Trust increased the amortization rate in the second quarter of 2016. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2016 and December 31, 2015 was $247,745,880 and $237,839,507, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended September 30, 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. During the three months ended September 30, 2015, the Net Profits Interest was written down to its estimated fair value of $124,232,800, resulting in a $367,258,842 impairment charge directly to Trust corpus. The impairment does not affect distributable income.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

Fair Values-Non recurring

Due to continued declines in commodity prices and the resulting effect on estimated future cash flows of the Net Profits Interest, and on the reserves attributable to the Trust’s interest in the Underlying Properties, there were indications during the three months ended September 30, 2015 that the carrying value of the Net Profits Interest may be impaired. As a result, an undiscounted cash flow calculation was performed which demonstrated that expected future net cash flows of the Net Profits Interest were below their carrying value. Fair value was subsequently measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. Internal price estimates are developed based on third-party longer-term commodity futures price outlooks, and future cash flows were calculated using estimated future oil and natural gas prices. The expected future net cash flows were discounted using an annual rate of 15 percent to determine fair value.

The Trust recorded an impairment charge during the three months ended September 30, 2015 of $367,258,842. The following table presents the value of the Net Profits Interest measured at fair value on a nonrecurring basis at the time impairment was recorded:

Three and Nine Months Ended September 30,
2015

Carrying Value	$491,491,642
Impairment	(367,258,842)
Fair Value	$124,232,800

The Trust did not record an impairment during the three and nine months ended September 30, 2016.

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

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2016 and 2015:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
June 20, 2016	June 30, 2016	July 15, 2016	$0.013353
July 19, 2016	July 29, 2016	August 12, 2016	$0.015600
August 19, 2016	August 31, 2016	September 15, 2016	$0.029923
Year to Date - 2016			$0.160357

Nine Months Ended September 30, 2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
June 19, 2015	June 30, 2015	July 14, 2015	$0.028013
July 21, 2015	July 31, 2015	August 14, 2015	$0.020142
August 21, 2015	August 31, 2015	September 15, 2015	$0.072243
Year to Date - 2015			$0.287007

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

7.                        DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a reserve of $750,000 from the calculated net profits interest for approved 2016 development expenses, which is held by Enduro and not reflected in the accompanying Statement of Assets, Liabilities and Trust Corpus as of September 30, 2016. During the second quarter of 2016, Enduro increased the previously established reserve by $100,000. During the three and nine months ended September 30, 2016, there have not been any development expenses applied against the reserve. However, as a result of lower than anticipated capital expenditures, Enduro released $450,000 of the reserve during the three months ended September 30, 2016, which increased the income from net profits interest. As of September 30, 2016, the remaining total reserve was $400,000. Prior to 2016, Enduro had not established a reserve for development expenses.

In addition, during the first quarter of 2016, the Trustee withheld $250,000 from the calculated net profits interest for anticipated future liabilities of the Trust, a portion of which has been utilized to pay expenses, with the remainder included in “Cash and cash equivalents” as of September 30, 2016 in the accompanying Statement of Assets, Liabilities and Trust Corpus.

8.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three and nine months ended September 30, 2016, the Trust paid $50,000 and $150,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and nine months ended September 30, 2015, the Trust paid $50,000 and $150,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the nine months ended September 30, 2016 and 2015.

9.                        PERMIAN BASIN OPERATOR ADJUSTMENT AND IMPACT ON FUTURE DISTRIBUTIONS

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended September 30, 2016, these properties would have contributed approximately 1,475 Bbls and $48,000 related to oil production and 37,600 Mcf and $66,700 related to natural gas production to the Underlying Properties. For the nine months ended September 30, 2016, these properties would have contributed approximately 2,700 Bbls and $91,600 related to oil production and 51,400 Mcf and $93,700 related to natural gas production to the Underlying Properties. This total of $185,300 was withheld by the operator to begin recovering the total $1.1 million.

10.                 SUBSEQUENT EVENTS

On October 17, 2016, the distribution of $0.036876 per unit, which was declared on September 20, 2016, was paid to Trust unitholders owning units as of September 30, 2016. The distribution included a release of $150,000 previously withheld by Enduro for approved 2016 development expenses as referenced in Note 7.

On October 21, 2016, the Trust declared a distribution of $0.03187 per unit to unitholders of record as of October 31, 2016. The distribution is expected to be paid to unitholders on November 15, 2016. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations for 2016 capital expenditures, Enduro further released $100,000 from the reserve that it had previously established for approved 2016 development expenses as described in Note 7 above. After the distribution to be paid in November, a reserve of $150,000 for approved development expenses will remain.

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

Development activity has decreased significantly on the Underlying Properties due to the continued low commodity price environment. The operators of the properties underlying the Trust have significantly reduced capital expenditures during 2016, and Enduro anticipates total capital expenditures included in 2016 distributions to be considerably less than they were in 2015. Based on currently available information, Enduro anticipates 2016 capital expenditures to range from $2 million to $4 million attributable to the properties in which the Trust owns a net profits interest, or $1.6 million to $3.2 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Gross profits:
Oil sales	$7,449,284	$10,867,971	(31)%
Natural gas sales	1,763,326	2,940,644	(40)%
Total	9,212,610	13,808,615	(33)%

Costs:
Direct operating expenses:
Lease operating expenses	5,355,000	6,837,000	(22)%
Compression, gathering and transportation	789,000	390,000	102%
Production, ad valorem and other taxes	907,000	1,295,000	(30)%
Development expenses	233,000	89,000	162%
Total	7,284,000	8,611,000	(15)%

Net profits	$1,928,610	$5,197,615	(63)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$1,542,888	$4,158,092	(63)%
Plus: Partial release of reserve withheld for approved development expenses	450,000	—	100%
Income from Net Profits Interest	$1,992,888	$4,158,092	(52)%
Less: Trust general and administrative expenses and cash withheld for expenses	(49,980)	(184,958)	(73)%
Distributable income	$1,942,908	$3,973,134	(51)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	200,020	221,503	(10)%
Natural Gas (Mcf)	1,007,008	1,180,351	(15)%
Combined (Boe)	367,855	418,228	(12)%

Average Prices:
Oil - NYMEX (March-May) ($/Bbl)	$42.01	$53.79	(22)%
Differential	$(4.77)	$(4.73)	1%
Oil prices realized ($/Bbl)	$37.24	$49.06	(24)%

Natural gas - NYMEX (February-April) ($/Mcf)	$1.92	$2.70	(29)%
Differential	$(0.17)	$(0.21)	(19)%
Natural gas prices realized ($/Mcf)	$1.75	$2.49	(30)%

Income from Net Profits Interest for the three months ended September 30, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from March 2016 through May 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from February 2016 through April 2016; and

•                  direct operating and development expenses primarily related to expenses incurred from April 2016 to June 2016.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2016 were $1.9 million compared to $5.2 million for the three months ended September 30, 2015. The $3.3 million decrease was primarily due to the following items:

•                  Oil sales decreased $3.4 million, primarily due to lower realized prices, which caused oil sales to decline by $2.4 million, and reduced sales volumes, which decreased oil sales by $1.0 million. The average oil price received decreased 24% primarily due to a 22% decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 10% primarily as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 8,900 Bbls, or 56%, from approximately 15,800 Bbls included in distributions paid during the third quarter of 2015 to approximately 6,900 Bbls included in distributions paid during the third quarter of 2016.

•                  Natural gas sales decreased $1.2 million due to lower realized prices, which reduced natural gas sales by $0.7 million, and lower sales volumes, which reduced natural gas sales by $0.4 million. The average natural gas price received decreased 30% due to a 29% decrease in the average NYMEX natural gas price. Natural gas volumes decreased 15% primarily as a result of natural production declines.

•                  Lease operating expenses decreased $1.5 million ($1.79 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, and reduced plugging and abandonment costs.

•                  Compression, gathering and transportation (“CGT”) expenses increased from $0.4 million for the third quarter of 2015 to $0.8 million in the third quarter of 2016. The increase in CGT expenses is primarily attributable to certain midstream companies renegotiating gathering and processing fee contracts, particularly in the Permian Basin, resulting in increased per Mcf charges for producing wells.

•                  Production, ad valorem and other taxes decreased $0.4 million primarily due to a $4.6 million decrease in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes were 9.8% for the three months ended September 30, 2016 compared to 9.4% for the three months ended September 30, 2015. The increase is a result of ad valorem taxes, which are not based on revenues in certain jurisdictions, resulting in an increased percentage of revenues as commodity prices decline.

•                  Development expenses during the third quarter of 2016 and 2015 were minimal due to a lack of capital projects and development activity in the low commodity price environment.

During the three months ended September 30, 2016, Enduro released $450,000 from the previously established reserve for approved 2016 development expenses as discussed in Note 7 of the Notes to Financial Statements. The Trust withheld $0.1 million and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and second quarter report on Form 10-Q, 2016 financial statement audit fees, and Trustee fees. For the three months ended September 30, 2015, the Trust withheld $0.2 million and paid $0.1 million for general and administrative expenses.

During the three months ended September 30, 2015, the Trust recorded a $367.3 million impairment charge due to continued declines in commodity prices and the resulting effect on estimated future cash flows from the Net Profits Interest and on the reserves attributable to the Trust’s interest in the Underlying Properties. The impairment resulted in a non-cash charge to Trust corpus and did not affect the Trust’s distributable income. The Trust did not record an impairment during the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Gross profits:
Oil sales	$22,493,208	$40,562,145	(45)%
Natural gas sales	7,052,557	11,979,344	(41)%
Total	29,545,765	52,541,489	(44)%

Costs:
Direct operating expenses:
Lease operating expenses	17,491,000	23,693,000	(26)%
Compression, gathering and transportation	2,467,000	1,763,000	40%
Production, ad valorem and other taxes	2,044,000	4,119,000	(50)%
Development expenses	(296,000)	10,465,000	(103)%
Total	21,706,000	40,040,000	(46)%

Net profits	$7,839,765	$12,501,489	(37)%
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$6,271,812	$10,001,191	(37)%
Less: Enduro reserve withheld for approved development expenses, net of reserve releases	(400,000)	—	100%
Income from Net Profits Interest	$5,871,812	$10,001,191	(41)%
Less: Trust general and administrative expenses and cash withheld for expenses	(580,031)	(529,960)	9%
Distributable income	$5,291,781	$9,471,231	(44)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	608,232	683,837	(11)%
Natural Gas (Mcf)	3,434,725	3,657,500	(6)%
Combined (Boe)	1,180,686	1,293,420	(9)%

Average Prices:
Oil - NYMEX (September-May) ($/Bbl)	$40.09	$63.60	(37)%
Differential	$(3.11)	$(4.28)	(27)%
Oil prices realized ($/Bbl)	$36.98	$59.32	(38)%

Natural gas - NYMEX (August-April) ($/Mcf)	$2.23	$3.37	(34)%
Differential	$(0.18)	$(0.09)	100%
Natural gas prices realized ($/Mcf)	$2.05	$3.28	(37)%

Income from the Net Profits Interest for the nine months ended September 30, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2015 through May 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2015 through April 2016; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2015 to June 2016.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2016 were $7.8 million compared to $12.5 million for the nine months ended September 30, 2015. The $4.7 million decrease was primarily due to the following items:

•                  Oil sales decreased $18.1 million, primarily due to lower realized prices, which caused oil sales to decline by $13.6 million. The remaining $4.5 million decrease in oil sales was due to reduced sales volumes. The average oil price received decreased 38% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 11% as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 41,400 Bbls from approximately 66,300 Bbls included in distributions paid during the nine months ended September 30, 2015 to approximately 24,900 Bbls included in distributions paid during the nine months ended September 30, 2016.

•                  Natural gas sales decreased $4.9 million due almost entirely to lower realized prices. The average natural gas price received decreased 37% due to a 34% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2016 have been impacted by a reduction in natural gas liquids (“NGL”) pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices.

•                  Lease operating expenses decreased $6.2 million ($3.50 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, reduced plugging and abandonment costs, and a decrease in oil volumes, which have higher lifting costs, as a percentage of total production.

•                  CGT expenses increased from $1.8 million for the nine months ended September 30, 2015 to $2.5 million for the nine months ended September 30, 2016. The increase in CGT expenses is primarily attributable to certain midstream companies renegotiating gathering and processing fee contracts, particularly in the Permian Basin, resulting in increased per Mcf charges for producing wells. In addition, the nine months ended September 30, 2016 includes $0.3 million of CGT expenses related to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month.

•                  Production, ad valorem and other taxes decreased $2.1 million primarily due to a $23.0 million decrease in total sales revenues and downward adjustments to ad valorem expense in 2016 in response to lower than expected ad valorem expenses in 2015. As a percentage of revenues, production, ad valorem and other taxes were 6.9% for the nine months ended September 30, 2016 compared to 7.8% for the nine months ended September 30, 2015. The reduction as a percentage of revenues is due to $0.2 million of ad valorem accrual reversals during the nine months ended September 30, 2016, which reduced the ad valorem expense for the period.

•                  Development expenses decreased $10.8 million primarily due to a $6.8 million decrease in capital activity in the Permian Basin Wolfcamp drilling program operated by Pioneer Natural Resources. Additionally, capital projects and development activity have decreased due to the current low commodity price environment. For distributions paid during the nine months ended September 30, 2016, capital adjustments were recorded that resulted from projects where actual costs incurred were less than projected. These adjustments more than offset capital expenditures incurred and increased net profits by $0.3 million.

During the first half of 2016, Enduro established an $850,000 reserve from net profits for approved 2016 development expenses. During the three months ended September 30, 2016, Enduro released $450,000 from the previously established reserve for approved 2016 development expenses as discussed in Note 7 of the Notes to Financial Statements. The Trust withheld $0.6 million and paid $0.5 million for general and administrative expenses during the nine months ended September 30, 2016. Expenses paid during the period primarily consisted of fees for the preparation of 2015 tax information for unitholders, preparation of the Trust’s reserve report and 2015 Annual Report on Form 10-K, preparation of the Trust’s monthly press releases and quarterly reports on Form 10-Q, 2015 and 2016 financial statement audit fees, Trustee fees, and NYSE listing fees. For the nine months ended September 30, 2015, the Trust withheld $0.5 million and paid $0.6 million for general and administrative expenses.

During the nine months ended September 30, 2015, the Trust recorded a $367.3 million impairment charge due to continued declines in commodity prices and the resulting effect on estimated future cash flows  from the Net Profits Interest and on the reserves attributable to the Trust’s interest in the Underlying Properties. The impairment resulted in a non-cash charge to Trust corpus and did not affect the Trust’s distributable income. The Trust did not record an impairment during the nine months ended September 30, 2016.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At September 30, 2016 and December 31, 2015, the Trust held cash of $178,381 and $107,851, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

During the first quarter of 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. During the second quarter of 2016, Enduro increased the previously established reserve for approved 2016 development expenses by $100,000. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations of 2016 capital expenditures, during the three months ended September 30, 2016 Enduro released $450,000 of the reserve. In addition, in the distribution announced in September to be paid in October, as well as the distribution announced in October to be paid in November, Enduro released an additional $150,000 and $100,000 of the reserve, respectively. After these releases, Enduro will have a remaining reserve balance of $150,000 for approved 2016 development expenses.

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

Distributions Declared After Quarter End

On October 21, 2016, the Trust declared a distribution of $0.03187 per unit to unitholders of record as of October 31, 2016. The distribution is expected to be paid to unit holders on November 15, 2016. As a result of lower than anticipated capital expenditures to date in 2016, resulting in reduced expectations for 2016 capital expenditures, Enduro further released $100,000 from the reserve that it had previously established for approved 2016 development expenses as referenced in Note 7 of the Notes to the Financial Statements. After the distribution to be paid in November, a reserve of $150,000 for approved 2016 development expenses will remain.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2015 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2016.

Subsequent Events

On October 17, 2016, the distribution of $0.036876 per unit, which was declared on September 20, 2016, was paid to Trust unitholders owning units as of September 30, 2016. The distribution included a release of $150,000 from the reserve that Enduro had previously established for approved 2016 development expenses as referenced in Note 7 of the Notes to Financial Statements.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2015 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended September 30, 2016.

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

Date: October 28, 2016

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