Form 10-K
period 2016-12-31
Enduro Royalty Trust
filed 2017-03-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $90,524,000.

As of March 6, 2017, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) in November 2011, Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to the Net Profits Interest. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented to date, the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas.

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

In October 2013, Enduro completed a secondary offering of 11,200,000 Trust Units at a price to the public of $13.85 per unit. The Trust did not sell any Trust Units in the offering and did not receive any proceeds from the offering. After the completion of the secondary offering, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2016	2015	2014
ConocoPhillips	32%	30%	33%
Occidental Petroleum	19%	16%	17%
Navajo Refining	13%	12%	13%
Pioneer Natural Resources	6%	10%	4%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 6, 2017.

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

“Net profits” means, as more fully set forth in the Conveyance, gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by Enduro and attributable to the Underlying Properties on or after July 1, 2011 but that are not attributable to a production month that occurs prior to July 1, 2011 (as such items are reduced by any offset amounts, as described in the Conveyance):

•                                          with the exception of certain costs and expenses related to 20 wells located in the Haynesville Shale identified in the Conveyance, all costs for (i)drilling, development, production and abandonment operations, (ii)all direct labor and other services necessary for drilling, operating, producing and maintaining the Underlying Properties and workovers of any wells located on the Underlying Properties, (iii)treatment, dehydration, compression, separation and transportation, (iv)all materials purchased for use on, or in connection with, any of the Underlying Properties and (v)any other operations with respect to the exploration, development or operation of hydrocarbons from the Underlying Properties;

•                                          all losses, costs, expenses, liabilities and damages with respect to the operation or maintenance of the Underlying Properties for (i)defending, prosecuting, handling, investigating or settling litigation, administrative proceedings, claims, damages, judgments, fines, penalties and other liabilities, (ii)the payment of certain judgments, penalties and other liabilities, (iii)the payment or restitution of any proceeds of hydrocarbons from the Underlying Properties, (iv)complying with applicable local, state and federal statutes, ordinance, rules and regulations, (v)tax or royalty audits and (vi)any other loss, cost, expense, liability or damage with respect to the Underlying Properties not paid or reimbursed under insurance;

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

•                                          all amounts and other consideration for (i)rent and the use of or damage to the surface, (ii)delay rentals, shut-in well payments and similar payments and (iii)fees for renewal, extension, modification, amendment, replacement or supplementation of the leases included in the Underlying Properties;

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

Commodity Hedges

The Trust is exposed to fluctuations in energy prices in the normal course of business due to the Net Profits Interest in the Underlying Properties. The revenues derived from the Underlying Properties depend substantially on prevailing crude oil prices and, to a lesser extent, natural gas prices. As a result, commodity prices affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce. In 2011, to mitigate the negative effects of a possible decline in oil and natural gas prices on distributable income to the Trust and to achieve more predictable cash flows, Enduro entered into hedge contracts with respect to approximately half of expected oil and natural gas production for 2013. Enduro did not enter into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. Hedge contracts related to 2013 production matured on December 31, 2013; however, as the Trust uses the modified cash basis of accounting, hedge receipts related to 2013 production continued to be included in the distribution until the distribution paid in April 2014. All production attributable to 2014 and thereafter for the Trust is unhedged.

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

In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. Enduro has not sold any of the Underlying Properties.

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

The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA to request reconsideration of the exemption of E&P Wastes from regulation as hazardous waste under RCRA (which could also affect E&P Wastes’ regulation under other environmental laws, including CERCLA). In May 2016, several environmental groups sued the EPA for failing to update its rules for the management of wastes from oil and gas exploration and production under RCRA. In December 2016, the court entered a consent decree that resolved the litigation and under which EPA must propose, by no later than March 15, 2019, revisions to the rules for management of oil and gas exploration and production wastes, or sign a determination that a revision of the rules is not necessary. The consent decree further obligates EPA to take final action on any such proposed rule changes no later than July 15, 2021. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In addition, Enduro generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes.

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

Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into “waters of the United States” is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The term “waters of the United States” has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. The EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States, but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In February 2017, President Trump issued an Executive Order directing the EPA Administrator to review the “waters of the United States” rule and to publish for notice and comment a proposed rule rescinding or revising the rule Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. In June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly owned treatment works (“POTWs”). This restriction of disposal options for hydraulic fracturing waste and other changes to Clean Water Act requirements may result in increased costs to Enduro. The Oil Pollution Act of 1990, as amended, or OPA, amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States.

In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against companies. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. The Secretary of Energy Advisory Board published their ninety-day report that included a number of recommendations. In December 2016, the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources.  The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited EPA’s ability to fully assess the potential impacts to drinking water resources. In addition, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater to publicly owned treatment works (“POTWs”). EPA is conducting a related study of oil and gas extraction wastewater at private wastewater treatment facilities. In March 2015, the federal Bureau of Land Management (“BLM”) released a final rule establishing new or more stringent standards for performing hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide, and on June 21, 2016, the court issued a final ruling striking down the BLM rule. The U.S. Department of Interior has appealed the decision to the Tenth Circuit Court of Appeals.

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

Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025 In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intends to reduce methane emissions for existing sources, with a proposed rule expected in 2017; however, in March 2017, EPA Administrator Pruitt formally withdrew the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

                              Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. The United States ratified the Paris Agreement in September 2016; however, the country’s future participation in the Paris Agreement is uncertain.

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

In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court held that GHG emissions alone cannot trigger an obligation to obtain a federal air permit, but the Court upheld EPA’s authority to regulate GHG emissions from major stationary sources where emissions of traditional criteria pollutants exceed federal permitting thresholds. In November 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. And in May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector.

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

Legislation or regulations that may be adopted to address climate change could also affect the markets for Enduro’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher greenhouse gas emitting energy sources, Enduro’s products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. In August 2015, the EPA issued standards designed to limit GHG emissions from new power plants as well as the Clean Power Plan aimed at reducing GHG emissions from existing power plants. In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending judicial review, and President Trump has been vocal in opposition to the Clean Power Plan. To the extent that its products are competing with lower greenhouse gas emitting energy, Enduro’s products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. Enduro cannot predict with any certainty at this time how these possibilities may affect its operations.

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

Enduro has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced, and the terms of the Conveyance of the Net Profits Interest prohibit Enduro from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest is unhedged, and the amount of the cash distributions is subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2016 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2016 as required by the SEC. The applicable prices for 2016 were $42.75 per Bbl of oil and $2.48 per Mcf of natural gas.

Third party operators are the operators of substantially all of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2016, substantially all of the wells on the Underlying Properties were operated by third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

The Trust Units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to Enduro and, therefore, have no managerial, contractual or other ability to influence Enduro’s or the third party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Third party operators operate substantially all of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

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

                        The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intends to reduce methane emissions for existing sources, with a proposed rule expected in 2017; however, in March 2017, EPA Administrator Pruitt formally withdrew the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

In addition, in November 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. In early 2014, President Obama announced the “Climate Action Plan,” a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intends to reduce methane emissions for existing sources, with a proposed rule expected in 2017; however, in March 2017, EPA Administrator Pruitt formally withdrew the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. The Underlying Properties may be subject to these requirements or become subject to them in the future.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing. In December 2016, the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources. The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited EPA’s ability to fully assess the potential impacts to drinking water resources.

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. In response to some requests for reconsideration and challenges, EPA has amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. In March 2015, the BLM released a final rule establishing new or more stringent standards for performing hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide, and on June 21, 2016, the court issued a final ruling striking down the BLM rule. The U.S. Department of Interior has appealed the decision to the Tenth Circuit Court of Appeals. Although these new requirements will increase operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase operating and capital expenditures, it is not currently expected that such existing and new regulations will have a material adverse impact on operations or financial results.

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

Enduro’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

Enduro has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Enduro’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Enduro comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Enduro’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. If Enduro is unable to perform its obligations to the Trust under the Trust Agreement or Conveyance, it could have a material adverse effect on the Trust.

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

In the event of the bankruptcy of Enduro, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.

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

As of December 31, 2016, the Underlying Properties had proved reserves of 10.2 MMBoe and 100% of the volumes and PV-10 value were attributable to proved developed reserves. Substantially all of the 10.2 MMBoe of proved reserves, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2016, Enduro held average working interests of approximately 19% and 21% and average net revenue interests of approximately 16% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2016. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is HC Lee, Enduro’s Director of Geology and Reservoir Engineering. Mr. Lee received a Bachelor of Science in Geological Oceanography from the University of Chinese Culture, Taipei, Taiwan and a Masters in Geology from the University of Arkansas. Mr. Lee has 35 years of experience in the energy industry with various responsibilities in exploration, operations, and acquisitions, including international experience in the Bohai Gulf and Jinhu Basin in China. He has structured transactions for farm-ins and joint ventures, and he was previously the joint owner of a company focused in the Delaware and Midland Basins of the Permian. Mr. Lee consults with Cawley Gillespie during the reserve estimation process to review properties, assumptions, and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2016 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. . He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2016 and 2015:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total	PV-10(2)	Oil(1)	Natural Gas	Total	PV-10(2)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2016
Proved Developed Producing	2,515	5,694	3,464	$43,860	7,452	16,197	10,152	$54,826
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	—	—	—	—	—	—	—	—
2015
Proved Developed Producing	3,716	6,797	4,849	$78,297	11,832	20,616	15,268	$97,870
Proved Developed Non-Producing	5	10	7	83	9	19	12	105
Proved Undeveloped	—	—	—	—	—	—	—	—

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

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

Estimates of proved reserves were prepared in accordance with guidelines prescribed by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements. Prices used in estimating reserves were as follows:

	2016	2015	2014
Oil (per Bbl)	$42.75	$50.28	$94.99
Natural gas (per Mcf)	$2.48	$2.59	$4.35

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2016:

	Acres
	Gross	Net
Permian Basin	137,295	40,895
East Texas/North Louisiana	12,646	4,921
Total	149,941	45,816

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2016:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,525	329	111	14
East Texas/North Louisiana	—	—	341	71
Total	3,525	329	452	85

(1)	Enduro’s total producing wells include 17 operated wells and 3,960 non-operated wells. At December 31, 2016, 171 of Enduro’s producing wells had multiple completions.

There have been no development or exploratory wells drilled in the East Texas/North Louisiana region during the last three years. The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin during the last three years:

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	9	0.9	2	0.1	45	4.7
Dry holes	—	—	—	—	—	—
	9	0.9	2	0.1	45	4.7
Exploratory Wells:
Productive	—	—	—	—	1	0.2
Dry holes	—	—	—	—	—	—
	—	—	—	—	1	0.2
Total:
Productive	9	0.9	2	0.1	46	4.9
Dry holes	—	—	—	—	—	—
	9	0.9	2	0.1	46	4.9

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 73% of the future production from the Underlying Properties is expected to be oil and approximately 27% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 137,295 gross (40,895 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2016). Each of the following fields individually account for more than 15 percent of the Underlying Properties reserves as of December 31, 2016.

•                                          The largest field area in the Permian Basin region is the Eunice Monument field, which primarily consists of the North Monument Grayburg Unit. The North Monument Grayburg Unit was discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument area were 2.1 MMBoe as of December 31, 2016. The operators of the Eunice Monument area are Apache Corporation and XTO Energy.

•                                          The second largest field in the Permian Basin region is the North Central Levelland Unit discovered in 1937. This unit is a waterflood property and produces from the San Andres formation at a depth of approximately 4,900 feet. Proved reserves attributable to the Underlying Properties in the North Central Levelland Unit were 1.9 MMBoe as of December 31, 2016. The operator of the North Central Levelland Unit is Apache Corporation.

•                                          The third largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 1.6 MMBoe as of December 31, 2016.

The following table shows the average sales price and lease operating expenses for any field that individually accounted for more than 15 percent of the Underlying Properties’ reserves as of the end of the respective period. The figures presented for the largest fields in the Permian Basin of west Texas and New Mexico below relate to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2016, 2015 and 2014.

		Year Ended December 31,
		2016	2015	2014
Eunice Monument Area	Oil Average Sales Price per Bbl	$39.02	$57.08	$94.78
	Natural Gas Average Sales Price per Mcf	$2.56	$3.63	$5.42
	Average Lease Operating Expense per Boe	$23.75	$19.43	$16.38

North Central Levelland Unit	Oil Average Sales Price per Bbl	$38.94	$56.92	$94.57
	Natural Gas Average Sales Price per Mcf	$0.82	$1.11	$2.12
	Average Lease Operating Expense per Boe	$23.58	$30.63	$35.17

Lost Tank	Oil Average Sales Price per Bbl	$37.57	$54.66	$93.11
	Natural Gas Average Sales Price per Mcf	$1.98	$2.73	$3.90
	Average Lease Operating Expense per Boe	$4.16	$4.42	$5.56

North Cowden Unit	Oil Average Sales Price per Bbl	$38.91	$57.60	$94.63
	Natural Gas Average Sales Price per Mcf	$1.34	$1.97	$3.57
	Average Lease Operating Expense per Boe	$33.17	$44.01	$43.85

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,646 gross (4,921 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and BHP Billiton Ltd.; the Kingston field, operated by EXCO Resources and Indigo Resources, LLC; and the Stockman field, operated by Enduro. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 0.4 MMBoe and 0.3 MMBoe, respectively, as of December 31, 2016.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2016, 2015 and 2014.

		Year Ended December 31,
		2016	2015	2014
Permian Basin	Oil Production (Bbls)	791,459	891,320	857,026
	Natural Gas(1) (Mcf)	2,503,998	2,613,003	2,062,217
	Total Production (Boe)	1,208,792	1,326,820	1,200,729
	Oil Average Sales Price per Bbl	$38.41	$57.05	$94.34
	Natural Gas Average Sales Price per Mcf	$2.04	$3.02	$4.73
	Average Lease Operating Expense per Boe	$16.59	$19.62	$21.44
	Proved Reserves (MBoe)	9,480	14,533	17,614

East Texas/North Louisiana	Oil Production (Bbls)	4,937	6,078	6,217
	Natural Gas(1) (Mcf)	1,993,351	2,289,232	3,434,006
	Total Production (Boe)	337,162	387,617	578,551
	Oil Average Sales Price per Bbl	$37.23	$58.05	$98.92
	Natural Gas Average Sales Price per Mcf	$2.10	$3.13	$4.18
	Average Lease Operating Expense per Boe	$7.03	$9.69	$8.24
	Proved Reserves (MBoe)	672	747	4,731

Total	Oil Production (Bbls)	796,396	897,398	863,243
	Natural Gas(1) (Mcf)	4,497,349	4,902,235	5,496,223
	Total Production (Boe)	1,545,954	1,714,437	1,779,280
	Oil Average Sales Price per Bbl	$38.40	$57.06	$94.37
	Natural Gas Average Sales Price per Mcf	$2.07	$3.07	$4.38
	Average Lease Operating Expense per Boe	$14.50	$17.37	$17.15
	Proved Reserves (MBoe)	10,152	15,281	22,345

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

In a bankruptcy of Enduro, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of Enduro, in which case the Trust would be an unsecured creditor of Enduro at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—In the event of the bankruptcy of Enduro, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico” in Item 1A of this Form10-K.

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

PART II

Item 5.                                 Market for Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units trade on the New York Stock Exchange under the symbol “NDRO.” The high and low sales prices and aggregate monthly distributions paid per unit for each quarter in 2016 and 2015 were as follows:

	Price Range		Distributions
Quarter	High	Low	Paid
2016
First Quarter	$3.79	$1.77	$0.083331
Second Quarter	$4.06	$2.37	$0.018150
Third Quarter	$3.83	$3.19	$0.058876
Fourth Quarter	$4.55	$3.25	$0.096803
2015
First Quarter	$5.77	$3.93	$0.088216
Second Quarter	$5.19	$4.12	$0.078393
Third Quarter	$4.28	$2.46	$0.120398
Fourth Quarter	$3.65	$2.15	$0.130230

At December 31, 2016, there were 33,000,000 Trust Units outstanding. On March 6, 2017, the closing sales price of the Trust Units as reported by the NYSE was $3.35 per unit, and there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2016.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2016.

Item 6.                                 Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Income from Net Profits Interest	$9,216,320	$14,478,775	$29,306,116
Distributable income	$8,486,280	$13,768,821	$28,496,094
Distributable income per unit	$0.257160	$0.417237	$0.863518

	December 31, 2016	December 31, 2015	December 31, 2014
Trust corpus	$107,324,542	$121,009,502	$528,372,769
Trust Units outstanding	33,000,000	33,000,000	33,000,000

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

Enduro Royalty Trust, a statutory trust created in May 2011, completed its initial public offering in November 2011. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate substantially all of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

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

2016 Recap and 2017 Outlook

Oil and natural gas prices declined significantly in the second half of 2014 and have remained low, negatively impacting the fair value of the Net Profits Interest as well as revenues and distributable income available to unitholders. Further, depressed commodity pricing reduced development activity in 2015 and 2016, thereby hindering the ability to abate natural production declines on the Underlying Properties.

The average NYMEX oil price for the production months included in 2016 distributions decreased 31% from the prior year, significantly decreasing the revenues and distributable income available to unitholders in 2016. Although NYMEX oil prices have recovered to over $50 per Bbl, the continued depressed commodity price environment has and will continue to negatively affect the amount of cash flow available for distribution to the Trust unitholders in 2017.

Development activity was limited in 2016, leading to oil and natural gas declines as there was no new production to offset natural declines. The Trust’s oil and natural gas volumes are anticipated to decline again in 2017 due to continued minimal capital expenditures. Additionally, continued low commodity prices or further price declines may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce.

In 2017, development activity on the Underlying Properties is anticipated to be focused on the East Texas / North Louisiana area. Operators have recently enhanced completion technology on Haynesville wells, resulting in improved economics. Enduro currently anticipates over 50% of the capital expenditures to be focused on the East Texas / North Louisiana area, with 6 gross wells planned to be drilled during 2017. The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2017, but based on currently available information, Enduro anticipates 2017 capital expenditures to range from $5 to $8 million attributable to the properties in which the Trust owns a net profits interest, or $4 to $6.4 million net to the Trust’s 80% net profits interest.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K) from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2016, 2015 and 2014.

	Underlying Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2016:
January	70,206	406,853	$44.37	$2.44
February	70,104	415,239	$45.03	$2.33
March	68,223	486,540	$40.28	$2.55
April	66,130	365,158	$33.55	$1.88
May	69,156	392,316	$29.06	$1.85
June	64,393	361,611	$27.89	$1.87
July	69,118	337,869	$33.32	$1.81
August	65,679	357,235	$36.44	$1.56
September	65,223	311,904	$42.20	$1.90
October	63,325	378,239	$45.24	$1.85
November	63,585	349,412	$41.83	$2.04
December	61,254	334,973	$41.85	$2.47
Total—2016	796,396	4,497,349	$38.40	$2.07
2015:
January	82,474	432,652	$84.91	$4.16
February	81,868	428,266	$76.79	$4.17
March	78,027	432,627	$69.92	$3.94
April	79,802	318,830	$57.49	$3.54
May	74,315	365,039	$45.40	$3.37
June	65,848	499,735	$45.37	$2.79
July	84,478	383,647	$46.15	$2.60
August	63,058	379,199	$46.18	$2.52
September	73,967	417,505	$54.85	$2.37
October	72,290	440,374	$56.29	$2.37
November	71,875	394,272	$50.38	$2.47
December	69,396	410,089	$42.51	$2.60
Total—2015	897,398	4,902,235	$57.06	$3.07
2014:
January	69,045	541,653	$105.79	$3.79
February	75,378	507,407	$99.76	$3.82
March	68,212	453,517	$89.71	$3.83
April	68,239	448,645	$91.07	$3.80
May	74,106	528,824	$90.00	$4.21
June	67,374	462,608	$95.46	$4.71
July	70,173	422,376	$94.66	$5.53
August	78,525	450,004	$93.95	$4.86
September	72,290	418,044	$93.01	$4.63
October	71,572	433,786	$96.61	$4.71
November	71,817	410,951	$95.80	$4.69
December	76,512	418,408	$87.17	$4.39
Total—2014	863,243	5,496,223	$94.37	$4.38

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2016, 2015, and 2014 was determined as shown in the following table:

	Year Ended December 31,
	2016	2015	2014
Gross profits:
Oil sales	$30,581,617	$51,202,046	$81,466,264
Natural gas sales	9,288,783	15,058,423	24,097,150
Total	39,870,400	66,260,469	105,563,414
Costs:
Direct operating expenses:
Lease operating expenses	22,422,000	29,788,000	30,510,000
Compression, gathering and transportation	3,179,000	2,391,000	3,115,000
Production, ad valorem and other taxes	2,953,000	5,365,000	7,609,000
Development expenses	(329,000)	10,618,000	29,487,969
Total	28,225,000	48,162,000	70,721,969
Settlement of hedge contracts	—	—	1,791,200
Net profits	$11,645,400	$18,098,469	$36,632,645
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits allocable to Net Profits Interest	$9,316,320	$14,478,775	$29,306,116
Less: Enduro reserve withheld for approved development expenses	(100,000)	—	—
Income from Net Profits Interest	9,216,320	14,478,775	29,306,116
Less: Trust general and administrative expenses and cash withheld for expenses	(730,040)	(709,954)	(810,022)
Distributable income	$8,486,280	$13,768,821	$28,496,094

The following table displays oil and natural gas sales volumes and average prices (excluding the effects of the hedging arrangements discussed in Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K) from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Underlying Properties Production Volumes:
Oil (Bbls)	796,396	897,398	863,243
Natural Gas (Mcf)	4,497,349	4,902,235	5,496,223
Combined (Boe)	1,545,954	1,714,437	1,779,280

Average Prices:
Oil — NYMEX (September-August) ($/Bbl)	$41.63	$60.57	$100.25
Differential	$(3.23)	$(3.51)	$(5.88)
Oil prices realized ($/Bbl)	$38.40	$57.06	$94.37

Natural gas — NYMEX (August-July) ($/Mcf)	$2.30	$3.23	$4.22
Differential	$(0.23)	$(0.16)	$0.16
Natural gas prices realized ($/Mcf)	$2.07	$3.07	$4.38

Years Ended December 31, 2016 and 2015

Income from Net Profits Interest for the year ended December 31, 2016 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2015 through August 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2015 through July 2016; and

•                  direct operating and development expenses primarily related to expenses and capital incurred from October 2015 to September 2016.

Net profits attributable to the Underlying Properties for the year ended December 31, 2016 were $11.6 million compared to $18.1 million for the year ended December 31, 2015. The $6.5 million decrease from 2015 to 2016 was primarily due to the following items:

•                  Oil sales decreased $20.6 million, primarily due to lower realized prices, which caused oil sales to decline by $14.9 million. The remaining $5.7 million decrease in oil sales was due to reduced sales volumes. The average oil price received decreased 33% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 11% as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 46,600 Bbls from approximately 77,400 Bbls included in distributions paid during 2015 to approximately 30,800 Bbls included in distributions paid during 2016.

•                  Natural gas sales decreased $5.8 million due to lower realized prices, which reduced natural gas sales by $4.5 million, and reduced sales volumes, which decreased natural gas sales by $1.3 million. The average natural gas price received decreased 33% due to a 29% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2016 were impacted by a reduction in natural gas liquids (“NGLs”) pricing, which is included as part of the natural gas pricing on non-operated properties. During periods of higher oil prices, natural gas differentials were positive due to the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes decreased 8% primarily as a result of natural production declines.

•                  Lease operating expenses decreased $7.4 million ($2.87 per Boe) primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services and reduced plugging and abandonment costs.

•                  Production, ad valorem and other taxes decreased $2.4 million primarily due to a $26.4 million decrease in total sales revenues. In addition, during 2016, ad valorem expenses were $1.1 million lower as a result of lower than expected actual ad valorem expenses in 2015. As a percentage of revenues, production, ad valorem and other taxes were 7.4% for 2016 compared to 8.1% for 2015.

•                  Development expenses decreased $10.9 million primarily due to a lack of capital projects and development activity in the low commodity price environment. For distributions paid during the year ended December 31, 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.3 million.

During the year ended December 31, 2016, Enduro established a total reserve of $850,000 for approved 2016 development expenses and released $750,000 during the year as discussed in Note 8 of the Notes to Financial Statements in Item 8 of this Form 10-K. At December 31, 2016, $100,000 remained in the reserve for approved capital expenditures.

The Trust withheld $0.7 million and paid $0.7 million for general and administrative expenses during the year ended December 31, 2016. Expenses paid during the period primarily consisted of fees for the preparation of 2015 tax information for unitholders, preparation of the Trust’s 2015 reserve report and Annual Report on Form 10-K, 2015 and 2016 financial statement audit fees, preparation of the Trust’s 2016 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2015, the Trust withheld $0.7 million and paid $0.9 million for general and administrative expenses.

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

•                  Natural gas sales decreased $9.0 million due to lower realized prices, which reduced natural gas sales by $6.4 million, and reduced sales volumes, which decreased natural gas sales by $2.6 million. The average natural gas price received decreased 30% due to a 23% decrease in the average NYMEX natural gas price and reduced sales price realizations for the relevant production months. Sales price realizations during 2015 have been impacted by a reduction in NGLs pricing, which is included as part of the natural gas pricing on non-operated properties. Historically, natural gas differentials have been positive from the impact of NGL pricing upgrades as certain NGL pricing correlates with oil prices. Natural gas sales volumes decreased 11% primarily as a result of natural production declines, partially offset by production increases in the Permian Basin due to new wells coming online. Also contributing to the decline, during the second quarter of 2015, an operator in the Elm Grove field began withholding revenue payments in settlement of unused firm capacity reservation fees that were retroactively charged back as far as January 2012. The withheld payments were responsible for approximately 2% of the 11% decline in natural gas sales volumes.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2016 and 2015, the Trust held cash reserves of $184,331 and $107,851, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established a $750,000 reserve from that month’s net profits interest calculation for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. In March 2016, Enduro withheld an additional $100,000 to increase the previously established reserve for approved development expenses, a total reserve of $850,000. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 reserve. Enduro no longer maintains any reserve for development expenses.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2016 is provided in the following table:

	Payments Due by Year
	2017	2018	2019	2020	2021	After 2020		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200		(a)		(a)
Delaware Trustee fee	2	2	2	2	2		(a)		(a)
Total	$202	$202	$202	$202	$202		(a)		(a)

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2015, the Trust recognized a $367.3 million impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus and did not affect distributable income. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. For further information, see “Note 4. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K. The Trust did not realize any impairment during the years ended December 31, 2016 or 2014.

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

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust, excluding the hedges that existed prior to the date of the Conveyance. All hedge contracts in effect prior to the date of the Conveyance had matured as of December 31, 2013. Accordingly, the Trust is no longer subject to risks related to derivative contracts, and therefore the amount of future cash distributions will be subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

Item 8.                                 Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enduro Royalty Trust as of December 31, 2016 and 2015, and its distributable income for each of the three years in the period ended December 31, 2016, in conformity with the basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 15, 2017

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$184,331	$107,851
Net profits interest in oil and natural gas properties, net	107,140,211	120,901,651
Total assets	$107,324,542	$121,009,502
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$107,324,542	$121,009,502
Total liabilities and Trust corpus	$107,324,542	$121,009,502

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2016	2015	2014
Income from net profits interest	$9,216,320	$14,478,775	$29,306,116
Interest and investment income	572	7	8
General and administrative expenses	(654,132)	(851,178)	(646,314)
Cash reserves used (withheld) for Trust expenses	(76,480)	141,217	(163,716)
Distributable income	$8,486,280	$13,768,821	$28,496,094
Distributable income per unit (33,000,000 units)	$0.257160	$0.417237	$0.863518

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2016	2015	2014
Trust corpus, beginning of period	$121,009,502	$528,372,769	$571,396,467
Cash reserves (used) withheld for Trust expenses	76,480	(141,217)	163,716
Distributable income	8,486,280	13,768,821	28,496,094
Distributions to unitholders	(8,486,280)	(13,768,821)	(28,496,094)
Impairment of net profits interest	—	(367,258,842)	—
Amortization of net profits interest	(13,761,440)	(39,963,208)	(43,187,414)
Trust corpus, end of year	$107,324,542	$121,009,502	$528,372,769

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of December 31, 2016 and 2015, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the year ended December 31, 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus, which did not affect distributable income. For further information on the impairment recognized in 2015, see “Note 4. Fair Value Measurements.” The Trust did not recognize any impairments during the years ended December 31, 2016 or 2014.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.                   NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2016 and 2015 was $251,600,947 and $237,839,507, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the year ended December 31, 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus but did not affect distributable income. For further information, see “Note 4. Fair Value Measurements.” The Trust did not recognize any impairments during the years ended December 31, 2016 or 2014.

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

Fair Values—Non-recurring

Due to continued declines in commodity prices and the resulting effect on estimated future cash flows of the Net Profits Interest, and on the reserves attributable to the Trust’s interest in the Underlying Properties, there were indications during the third quarter of 2015 that the carrying value of the Net Profits Interest may be impaired. As a result, an undiscounted cash flow calculation was performed which demonstrated that expected future net cash flows of the Net Profits Interest were below its carrying value. Fair value was subsequently measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. Internal price estimates were developed based on third-party longer-term commodity futures price outlooks, and future cash flows were calculated using an estimated average realized oil price of $66.26 per Bbl and natural gas price of $2.99 per Mcf. The expected future net cash flows were discounted using an annual rate of 15 percent to determine fair value.

As a result of the fair value assessment, the Trust recorded an impairment charge during the year ended December 31, 2015 of $367,258,842. The following table presents the value of the Net Profits Interest measured at fair value on a non-recurring basis at the time impairment was recorded in the third quarter of 2015:

Carrying Value	$491,491,642
Impairment	(367,258,842)
Fair Value	$124,232,800

          Although the Trust did not record an impairment during the years ended December 31, 2016 or 2014, it is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair the carrying value of the Net Profits Interest. The primary factors that may affect estimates of future cash flows include: revisions, both positive and negative, to estimates of oil and natural gas reserves; changes in estimated average realized oil and natural gas prices; and results of future drilling activities.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
June 20, 2016	June 30, 2016	July 15, 2016	$0.013353
July 19, 2016	July 29, 2016	August 12, 2016	$0.015600
August 19, 2016	August 31, 2016	September 15, 2016	$0.029923
September 20, 2016	September 30, 2016	October 17, 2016	$0.036876
October 21, 2016	October 31, 2016	November 15, 2016	$0.031870
November 18, 2016	November 30, 2016	December 14, 2016	$0.028057
Total—2016			$0.257160
2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
June 19, 2015	June 30, 2015	July 14, 2015	$0.028013
July 21, 2015	July 31, 2015	August 14, 2015	$0.020142
August 21, 2015	August 31, 2015	September 15, 2015	$0.072243
September 18, 2015	September 30, 2015	October 15, 2015	$0.055579
October 20, 2015	October 30, 2015	November 16, 2015	$0.042364
November 19, 2015	November 30, 2015	December 14, 2015	$0.032287
Total—2015			$0.417237
2014:
December 20, 2013	December 31, 2013	January 15, 2014	$0.134090
January 21, 2014	January 31, 2014	February 14, 2014	$0.117935
February 18, 2014	February 28, 2014	March 14, 2014	$0.100655
March 21, 2014	March 31, 2014	April 14, 2014	$0.070692
April 17, 2014	April 30, 2014	May 14, 2014	$0.032496
May 20, 2014	May 30, 2014	June 13, 2014	$0.082366
June 20, 2014	June 30, 2014	July 15, 2014	$0.075786
July 21, 2014	July 31, 2014	August 14, 2014	$0.103852
August 19, 2014	August 29, 2014	September 15, 2014	$0.037803
September 19, 2014	—	—	$0.000000
October 21, 2014	October 31, 2014	November 17, 2014	$0.064625
November 17, 2014	November 28, 2014	December 12, 2014	$0.043218
Total—2014			$0.863518

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

8.                   DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a reserve of $750,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the second quarter of 2016, Enduro increased the previously established reserve by $100,000, for a total of $850,000 withheld for approved 2016 development expenses. During the year ended December 31, 2016, there were not any development expenses applied against the reserve. However, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during the year, which increased the income from net profits interest. As of December 31, 2016, the remaining total reserve was $100,000. Prior to 2016, Enduro had not established a reserve for development expenses.

9.                   TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the year ended December 31, 2016, the Trust paid $201,032 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2015 and 2014, the Trust paid $200,100 and $2,000, respectively, to the Trustee and  to the Delaware Trustee in each year.

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

10.            PERMIAN BASIN OPERATOR ADJUSTMENT AND IMPACT ON FUTURE DISTRIBUTIONS

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the year ended December 31, 2016, these properties would have contributed approximately 4,200 Bbls, amounting to $0.2 million in oil receipts, and 95,500 Mcf, amounting to $0.2 million in natural gas receipts. After deducting $0.1 million in revenue deductions for taxes and transportation expenses, a total of $0.3 million has been withheld by the operator to begin recovering the total $1.1 million.

11.            SUBSEQUENT EVENTS

Distributions Paid or Declared

On January 17, 2017, the distribution of $0.01398 per Trust Unit, which was declared on December 19, 2016, was paid to Trust unitholders owning Trust Units as of December 30, 2016. The distribution consisted of net profits allocable to the Trust of $511,356, less cash reserves withheld for future Trust expenses of approximately $50,000. Included in the $511,356 in net profits allocable to the Trust was the release of the remaining $100,000 development reserve discussed in Note 8 above, which increased the net profits for the period.

Subsequent to December 31, 2016, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331

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

	2016	2015	2014
Oil (per Bbl)	$42.75	$50.28	$94.99
Natural gas (per Mcf)	$2.48	$2.59	$4.35

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

As of December 31, 2016, 2015, and 2014, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2014	6,259	27,048	10,767
Extensions and discoveries	666	868	811
Revisions of previous estimates	274	(1,518)	21
Income from net profits interest	(99)	(1,985)	(430)
Balance—December 31, 2014	7,100	24,413	11,169
Extensions and discoveries	25	26	29
Revisions of previous estimates	(3,214)	(16,670)	(5,992)
Income from net profits interest	(191)	(961)	(351)
Balance—December 31, 2015	3,720	6,808	4,855
Extensions and discoveries	5	5	6
Revisions of previous estimates	(1,102)	699	(986)
Income from net profits interest	(108)	(1,818)	(411)
Balance—December 31, 2016	2,515	5,694	3,464
Proved developed reserves:
December 31, 2014	6,867	17,746	9,825
December 31, 2015	3,720	6,808	4,855
December 31, 2016	2,515	5,694	3,464
Proved undeveloped reserves:
December 31, 2014	233	6,666	1,344
December 31, 2015	—	—	—
December 31, 2016	—	—	—

(1)       Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Extensions and discoveries. During the years ended December 31, 2016 and 2015, capital development activity on the Underlying Properties was limited and, as a result, there were minimal extensions and discoveries. During the year ended December 31, 2014, extensions and discoveries were primarily related to development activities in the Wolfcamp play in the Midland Basin.

Revisions of previous estimates. During the year ended December 31, 2016, revisions of previous estimates decreased oil reserves by 30%, primarily as a result of a decrease in the average oil price used to determine estimated future net reserves. The NYMEX average oil price of $42.75 per Bbl used to determine reserves as of December 31, 2016 was 15% lower than the $50.28 per Bbl average NYMEX oil price as of December 31, 2015. In addition to shortening the estimated lives of wells included in the Underlying Properties, this average oil price caused certain fields to not be economic, thereby further decreasing reserves quantities.

                During the year ended December 31, 2015, revisions of previous estimates decreased oil reserves by 45%, primarily due to price revisions as the average oil price used to determine estimated future net reserves decreased by $44.71 per Bbl, or 47%, from $94.99 per Bbl at December 31, 2014 to $50.28 per Bbl at December 31, 2015. Revisions of previous estimates for natural gas decreased natural gas reserves by 68% in 2015 primarily due to price revisions as the average natural gas price used to determine estimated future net reserves decreased by $1.76 per Mcf from $4.35 per Mcf at December 31, 2014 to $2.59 per Mcf at December 31, 2015.

During the year ended December 31, 2014, revisions of previous estimates for natural gas decreased natural gas reserves by 6% due to expected sales realization of production volumes. Oil reserves increased by 4% in 2014 as a result of revisions related to the timing of when proved reserve quantities were expected to be realized.

Income from net profits interest. During the year ended December 31, 2016, the reduction in oil reserves as a result of the realized income from net profits interest declined from the prior year due to reduced oil revenues. This decline was the result of decreased commodity pricing, thereby reducing the oil net profits attributable to the Trust. The reduction in natural gas volumes due to the realized income from net profits increased from the prior year as a result of reduced direct operating expenses. A reduction in direct operating expenses caused the net profit interest attributable to the Trust from natural gas to increase, thereby increasing the deduction.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2016	2015	2014
	(in thousands)
Future cash inflows	$98,223	$175,868	$696,403
Future production taxes	(8,127)	(14,630)	(56,627)
Future net cash flows	$90,096	$161,238	$639,776
10% annual discount for estimated timing of cash flows	(46,236)	(82,858)	(352,619)
Standardized measure of discounted future net cash flows	$43,860	$78,380	$287,157

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Extensions, discoveries, and other additions	$205	$810	$13,569
Accretion of discount	7,838	28,716	28,750
Revisions of previous estimates and other	(33,139)	(226,295)	(24,020)
Income from net profits	(9,424)	(12,008)	(18,637)
Change in present value of future net revenues	(34,520)	(208,777)	(338)
Balance, beginning of period	78,380	287,157	287,495
Balance, end of year	$43,860	$78,380	$287,157

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2016:
Income from Net Profits Interest	$3,169,942	$708,982	$1,992,888	$3,344,508
Distributable income	$2,749,923	$598,950	$1,942,908	$3,194,499
Distributions per unit	$0.083331	$0.018150	$0.058876	$0.096803
Year Ended December 31, 2015:
Income from Net Profits Interest	$3,061,132	$2,781,967	$4,158,092	$4,477,584
Distributable income	$2,911,128	$2,586,969	$3,973,134	$4,297,590
Distributions per unit	$0.088216	$0.078393	$0.120398	$0.130230

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2016, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016. The independent registered public accounting firm of Ernst & Young LLP, the independent registered accounting firm that audited the financial statements of the Trust in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of

Enduro Royalty Trust

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trustee of Enduro Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Enduro Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2016 of Enduro Royalty Trust, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 15, 2017

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

Item 11.                   Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2016, the Trustee received $201,032 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2015 and 2014, the Trustee received $200,100 each year in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)              Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 6, 2017 except as set forth below. The following information has been obtained from public filings with the SEC.

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

Item 14.                   Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2016, 2015 and 2014, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2017.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2016, 2015 and 2014 by Ernst & Young, LLP:

	2016	2015	2014
Audit fees(1)	$137,516	$183,091	$146,690
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$137,516	$183,091	$146,690

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

Item 16.                   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2017	ENDURO ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
		By:	/s/ SARAH NEWELL
		Name:	Sarah Newell
		Title:	Vice President

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