Form 10-Q
period 2017-03-31
Enduro Royalty Trust
filed 2017-05-10
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$101,428	$184,331
Net profits interest in oil and natural gas properties, net	103,439,360	107,140,211
Total assets	$103,540,788	$107,324,542
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$103,540,788	$107,324,542
Total liabilities and Trust corpus	$103,540,788	$107,324,542

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2017	2016

Income from net profits interest	$2,378,074	$3,169,942
Interest and investment income	331	62
General and administrative expenses	(233,280)	(191,513)
Cash reserves used (withheld) for Trust expenses	82,903	(228,568)
Distributable income	$2,228,028	$2,749,923

Distributable income per unit (33,000,000 units)	$0.067516	$0.083331

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2017	2016

Trust corpus, beginning of period	$107,324,542	$121,009,502
Cash reserves (used) withheld for Trust expenses	(82,903)	228,568
Distributable income	2,228,028	2,749,923
Distributions to unitholders	(2,228,028)	(2,749,923)
Amortization of net profits interest	(3,700,851)	(3,375,623)
Trust corpus, end of period	$103,540,788	$117,862,447

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of March 31, 2017, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

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

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2017 and December 31, 2016 was $255,301,798 and $251,600,947, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number (512) 236-6555, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.enduroroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2017 and 2016:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
Year to Date - 2017			$0.067516

Three Months Ended March 31, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
Year to Date - 2016			$0.083331

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a reserve of $750,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the second quarter of 2016, Enduro increased the previously established reserve by $100,000, for a total of $850,000 withheld for approved 2016 development expenses. During the year ended December 31, 2016, there were not any development expenses applied against the reserve. However, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during the year 2016, which increased the income from net profits interest. During the first three months of 2017, Enduro released the remaining $100,000 of the reserve. As of March 31, 2017, there is no longer any remaining reserve. Prior to 2016, Enduro had not established a reserve for development expenses.

In addition, during the first quarter of 2016, the Trustee withheld $250,000 from the calculated net profits interest for anticipated future liabilities of the Trust, which was utilized during 2016 to pay expenses.

7.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2017 and 2016, the Trust paid $50,000 to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the three months ended March 31, 2017 and 2016.

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended March 31, 2017, these properties would have contributed approximately 1,300 Bbls, amounting to $55,000 in oil receipts, and 38,500 Mcf, amounting to $97,000 in natural gas receipts. After deducting $42,000 in revenue deductions for taxes and transportation expenses, a total of $110,000 has been withheld by the operator for the three months ended March 31, 2017.

Since the beginning of the recoupment period in total these properties would have contributed approximately 5,500 Bbls, amounting to $0.2 million in oil receipts, and 134,000 Mcf, amounting to $0.3 million in natural gas receipts. After deducting $0.1 million in revenue deductions for taxes and transportation expenses, a total of $0.4 million has been withheld by the operator, leaving $0.7 million as the remaining recoupment to be recovered in subsequent periods.

9.        SUBSEQUENT EVENTS

On April 14, 2017, the distribution of $0.040901 per unit, which was declared on March 21, 2017, was paid to Trust unitholders owning units as of March 31, 2017.

On April 18, 2017, the Trust declared a distribution of $0.035220 per unit to unitholders of record as of April 28, 2017. The distribution is expected to be paid to unitholders on May 12, 2017.

Item 2.                                   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2016 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2016 Annual Report on Form 10-K and the Trust’s other filings with the Securities and Exchange Commission could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to the holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) on or before the 10 th business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

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

In 2017, development activity on the Underlying Properties is anticipated to be focused on the East Texas / North Louisiana area. Operators have recently enhanced completion technology on Haynesville wells, resulting in improved economics. Enduro currently anticipates over 50% of the capital expenditures to be focused on the East Texas / North Louisiana area, with 6 gross wells planned to be drilled during 2017. The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2017, but based on currently available information, Enduro anticipates 2017 capital expenditures to range from $5 million to $8 million attributable to the properties in which the Trust owns a net profits interest, or $4 million to $6.4 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Gross profits:
Oil sales	$7,981,387	$9,019,640	(12)%
Natural gas sales	2,537,205	3,199,287	(21)%
Total	10,518,592	12,218,927	(14)%

Costs:
Direct operating expenses:
Lease operating expenses	5,891,000	6,333,000	(7)%
Compression, gathering and transportation	614,000	995,000	(38)%
Production, ad valorem and other taxes	1,015,000	405,000	151%
Development expenses	151,000	(414,000)
Total	7,671,000	7,319,000	5%

Net profits	$2,847,592	$4,899,927	(42)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$2,278,074	$3,919,942	(42)%
Enduro reserve released (withheld) for approved development expenses	100,000	(750,000)
Income from Net Profits Interest	$2,378,074	$3,169,942	(25)%
Less: Trust general and administrative expenses and cash withheld for expenses	(150,046)	(420,019)	(64)%
Distributable income	$2,228,028	$2,749,923	(19)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	185,499	208,533	(11)%
Natural Gas (Mcf)	990,943	1,308,632	(24)%
Combined (Boe)	350,656	426,638	(18)%

Average Prices:
Oil - NYMEX (September - November) ($/Bbl)	$46.80	$44.87	4%
Differential	$(3.77)	$(1.62)	133%
Oil prices realized ($/Bbl)	$43.03	$43.25	(1)%

Natural gas - NYMEX (August - October) ($/Mcf)	$2.90	$2.59	12%
Differential	$(0.34)	$(0.15)	127%
Natural gas prices realized ($/Mcf)	$2.56	$2.44	5%

Income from Net Profits Interest for the three months ended March 31, 2017 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2016 through November 2016;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2016 through October 2016; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2016 to December 2016.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2017 were $2.8 million compared to $4.9 million for the three months ended March 31, 2016. The $2.1 million decrease was primarily due to the following items:

•                  Oil sales decreased $1.0 million, primarily due to lower sales volumes.. Oil sales volumes decreased 11% primarily as a result of natural production declines, which included high initial rates of decline on certain wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 4,700 Bbls, or 48%, from approximately 9,800 Bbls included in distributions paid during the first quarter of 2016 to approximately 5,100 Bbls included in distributions paid during the first quarter of 2017.

•                  Natural gas sales decreased $0.7 million due to lower sales volumes, which reduced natural gas sales by $0.8 million, offset by higher realized price, which increased natural gas sales by $0.1 million. The average natural gas price received increased 5% due to a 12% increase in the average NYMEX natural gas price. Natural gas volumes decreased 24% primarily as a result of payment timing differences and natural production declines. Payment timing differences and natural production declines in the Elm Grove field of the East Texas / North Louisiana region accounted for 205,200 Mcf, or 65%, of the decline in natural gas volumes. In the three months ended March 31, 2016, as a result of one operator in the Elm Grove field withholding revenue payments in settlement of unused firm capacity reservation fees, $0.4 million and 108,000 Mcf of previously withheld revenue payments were included in natural gas sales in the first quarter of 2016, resulting in higher than normal volumes. Additionally, natural gas sales volumes in the first quarter of 2017 were lower due to the recoupment of previously paid volumes as described in Note 8 of the Notes to Financial Statements. The recoupment period began in the second quarter of 2016 and impacted volumes in the first quarter of 2017 by 38,500 Mcf.

•                  Production, ad valorem and other taxes increased $0.6 million. As a percentage of revenues, production, ad valorem and other taxes were 9.6% for the three months ended March 31, 2017 compared to 3.3% for the three months ended March 31, 2016. The increase is a result of ad valorem taxes, which are not based on revenues in certain jurisdictions, resulting in an increased percentage of revenues as commodity prices decline. Additionally, 2015 actual ad valorem expenses were lower than anticipated, resulting in downward accrual adjustments, which caused the taxes as a percentage of revenues for the first quarter of 2016 to be substantially lower than normal.

•                  Development expenses increased $0.6 million as a result of accrual adjustments during the first quarter of 2016. Development expenses during the first quarter of 2017 were minimal due to a lack of capital projects and development activity in the low commodity price environment. For distributions paid during the first quarter of 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.4 million.

•                  Compression, gathering and transportation (“CGT”) expenses decreased from $1.0 million for the first quarter of 2016 to $0.6 million in the first quarter of 2017. The decrease in CGT expenses is primarily attributable to unused firm transportation expenses that were charged by an operator in the East Texas / North Louisiana region during the first quarter of 2016 and impacted production periods extending back to 2012.

•                  Lease operating expenses decreased $0.4 million primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin and reduced cost of oilfield goods and services.

As discussed in Note 6 of the Notes to the Financial Statements, during the three months ended March 31, 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses, which reduced the income from net profits for that period. During the three months ended March 31, 2017, Enduro released $100,000 from the reserve, which increased the income from net profits. The Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2016 financial statement audit fees, and Trustee fees. For the three months ended March 31, 2016, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At March 31, 2017 and December 31, 2016, the Trust held cash of $101,428 and $184,331, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established from that month’s net profits interest calculation a $750,000 reserve for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. In March 2016, Enduro withheld an additional $100,000 to increase the previously established reserve for approved development expenses, for a total reserve of $850,000. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 of the reserve. Enduro no longer maintains any reserve for development expenses.

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

•                                          repurchase agreements secured by interest-bearing obligations of the United States government; or

•                                          bank certificates of deposit.

The Trust pays the Trustee an annual administrative fee of $200,000 and the Delaware Trustee an annual fee of $2,000. The Trust also incurs, either directly or as a reimbursement to the Trustee, legal, accounting, tax and engineering fees, printing costs and other expenses that are deducted by the Trust before distributions are made to Trust unitholders. The Trust also is responsible for paying other expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Form 1099 preparation and distribution, NYSE listing fees, independent auditor fees and registrar and transfer agent fees.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Distributions Declared After Quarter End

On April 18, 2017, the Trust declared a distribution of $0.035220 per unit to unitholders of record as of April 28, 2017. The distribution is expected to be paid to unitholders on May 12, 2017.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2017.

Subsequent Events

On April 14, 2017, the distribution of $0.040901 per unit, which was declared on March 21, 2017, was paid to Trust unitholders owning units as of March 31, 2017.

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

The terms of the Net Profits Interest prohibit Enduro from entering into hedging arrangements burdening the Trust. Accordingly, the Trust is not subject to risks related to derivative contracts, and therefore cash distributions are subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2016 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended March 31, 2017 except as provided below:

Enduro’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

Enduro has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Enduro’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Enduro comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Enduro’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. Enduro has advised the Trustee that its private company financial statements for the year ended December 31, 2016 will include an audit opinion with a going concern emphasis of matter. The timely remittance of distributions to the unitholders is dependent, in part, upon the administrative actions performed by Enduro, in its capacity as the owner of the working interests of the Underlying Properties. Any matter that negatively affects Enduro’s ability to timely perform its obligations to the Trust could have a material adverse effect on the Trust.

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

Date: May 10, 2017

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