Form 10-Q
period 2017-06-30
Enduro Royalty Trust
filed 2017-07-31
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 25, 2017, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$210,149	$184,331
Net profits interest in oil and natural gas properties, net	99,755,132	107,140,211
Total assets	$99,965,281	$107,324,542
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$99,965,281	$107,324,542
Total liabilities and Trust corpus	$99,965,281	$107,324,542

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income from net profits interest	$3,546,015	$708,982	$5,924,089	$3,878,924
Interest and investment income	501	167	832	229
General and administrative expenses	(166,769)	(173,468)	(400,049)	(364,981)
Cash reserves used (withheld) for Trust expenses	(108,721)	63,269	(25,818)	(165,299)
Distributable income	$3,271,026	$598,950	$5,499,054	$3,348,873

Distributable income per unit (33,000,000 units)	$0.099122	$0.018150	$0.166638	$0.101481

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Trust corpus, beginning of period	$103,540,788	$117,862,447	$107,324,542	$121,009,502
Cash reserves withheld (used) for Trust expenses	108,721	(63,269)	25,818	165,299
Distributable income	3,271,026	598,950	5,499,054	3,348,873
Distributions to unitholders	(3,271,026)	(598,950)	(5,499,054)	(3,348,873)
Amortization of net profits interest	(3,684,228)	(3,344,787)	(7,385,079)	(6,720,410)
Trust corpus, end of period	$99,965,281	$114,454,391	$99,965,281	$114,454,391

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of June 30, 2017, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $258,986,026 and $251,600,947, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

In June 2017, Enduro notified the Trustee that Enduro had entered into eight separate purchase and sale agreements to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constitute part of the Underlying Properties and are therefore burdened by the Trust’s Net Profits Interest. Accordingly, Enduro will seek, through a vote at a special meeting of unitholders, unitholder approval of the release of the Net Profits Interest with respect to the Divestiture Properties. If the transactions are approved, unitholders will receive 80% of the net proceeds of the sale of the Divestiture Properties. The income from net profits interest from the Divestiture Properties has been insignificant historically. See “Note 9. Subsequent Events” for additional information.

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

The following table provides information regarding the Trust’s distributions paid during the six months ended June 30, 2017 and 2016:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
Year to Date - 2017			$0.166638

Six Months Ended June 30, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
Year to Date - 2016			$0.101481

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During the first quarter of 2016, Enduro established a reserve of $750,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the second quarter of 2016, Enduro increased the previously established reserve by $100,000, for a total of $850,000 withheld for approved 2016 development expenses. During the year ended December 31, 2016, no development expenses were applied against the reserve. However, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during the second half of 2016, which increased the income from net profits interest for that period. During the first three months of 2017, Enduro released the remaining $100,000 of the reserve. As of June 30, 2017, there is no remaining reserve. Prior to 2016, Enduro had not established a reserve for development expenses.

In addition, during the first quarter of 2016, the Trustee withheld $250,000 from the calculated net profits interest for anticipated future liabilities of the Trust, which was utilized during 2016 to pay administrative expenses. No additional amounts have been withheld by the Trust.

7.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three and six months ended June 30, 2017, the Trust paid $50,000 and $100,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and six months ended June 30, 2016, the Trust paid $50,100 and $100,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust did not pay any fees to the Delaware Trustee during the six months ended June 30, 2017 or 2016.

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended June 30, 2017, these properties would have contributed approximately 1,300 Bbls, amounting to $61,000 in oil receipts, and 59,200 Mcf, amounting to $151,000 in natural gas receipts. After deducting $78,000 in revenue deductions for taxes and transportation expenses, a total of $134,000 was withheld by the operator for the three months ended June 30, 2017.

For the six months ended June 30, 2017, these properties would have contributed approximately 2,600 Bbls, amounting to $116,000 in oil receipts, and 97,800 Mcf, amounting to $248,000 in natural gas receipts. After deducting $120,000 in revenue deductions for taxes and transportation expenses, a total of $244,000 was withheld by the operator for the six months ended June 30, 2017.

Since the beginning of the recoupment period, these properties would have contributed approximately 6,800 Bbls, amounting to approximately $0.3 million in oil receipts, and 193,000 Mcf, amounting to approximately $0.4 million in natural gas receipts. After deducting $0.2 million in revenue deductions for taxes and transportation expenses, a total of $0.5 million has been withheld by the operator and, as a result, $0.6 million remains to be recouped in subsequent periods.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

9.                        SUBSEQUENT EVENTS

On July 11, 2017, the Trust filed a definitive proxy statement with the SEC with respect to a special meeting of unitholders to be held on August 30, 2017 for the purpose of considering and acting upon proposals to approve:

•            Eight transactions pursuant to which (a) Enduro will sell its interests in the Divestiture Properties, (b) the Trust will release the related Net Profits Interest associated with the Divestiture Properties, and (c) the net proceeds received by the Trust with respect to each such sale will be distributed to the Trust unitholders;

•            Amendments to the Trust Agreement to permit the transactions;

•            Amendments to the Conveyance to permit the transactions;

•            Amendments to the Trust Agreement to permit costs associated with the special meeting to be paid pro rata by the Trust and Enduro; and

•            An adjournment of the special meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the above proposals.

The Trustee makes no recommendation regarding any of the foregoing proposals. Unitholders should review carefully the proxy materials that have been filed with the SEC with respect to the special meeting.

On July 17, 2017, the distribution of $0.01504 per unit, which was declared on June 20, 2017, was paid to Trust unitholders owning units as of June 30, 2017.

On July 21, 2017, the Trust declared a distribution of $0.011227 per unit to unitholders of record as of July 31, 2017. The distribution is expected to be paid to unitholders on August 14, 2017.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2016 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•                           the potential sale of certain of the Underlying Properties

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

Development activity was limited in 2016, leading to oil and natural gas declines as there was limited new production to offset natural declines. The Trust’s oil and natural gas volumes are anticipated to decline again in 2017 due to continued minimal capital expenditures. Additionally, continued low commodity prices or further price declines may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce.

In 2017, development activity on the Underlying Properties is focused on the East Texas / North Louisiana area. Operators have recently enhanced completion technology on Haynesville wells, resulting in improved economics. Enduro currently anticipates over 50% of the capital expenditures to be focused on the East Texas / North Louisiana area, with six gross wells planned to be drilled during 2017. The operators of the properties underlying the Trust continue to evaluate the timing of capital expenditures during 2017, but based on currently available information, Enduro anticipates 2017 capital expenditures to range from $5 million to $8 million attributable to the properties in which the Trust owns a net profits interest, or $4 million to $6.4 million net to the Trust’s 80% net profits interest.

Special Meeting of Unitholders to Consider Property Divestitures

On July 11, 2017, the Trust filed a definitive proxy statement with the SEC with respect to a special meeting of unitholders to be held on August 30, 2017 for the purpose of considering and acting upon proposals to approve: (1) eight transactions (the “Transactions”) pursuant to which (a) Enduro will sell its interests in certain oil and natural gas properties that constitute part of the oil and natural gas properties burdened by the Net Profits Interest held by the Trust (the “Divestiture Properties”), (b) the Trust will release the related Net Profits Interest associated with the Divestiture Properties, and (c) the net proceeds received by the Trust with respect to each such sale will be distributed to the unitholders; (2) amendments to the Trust Agreement to permit the Transactions; (3) amendments to the Conveyance to permit the Transactions; (4) amendments to the Trust Agreement to permit the costs associated with calling any unitholder meeting, including, without limitation, meeting costs, proxy preparation costs, proxy solicitation costs and costs of counsel and other advisors associated therewith, to be paid pro rata by the Trust and Enduro; and (5) an adjournment of the special meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the proposals. The Trustee makes no recommendation regarding any of the foregoing proposals. Unitholders should review carefully the proxy materials that have been filed with the SEC with respect to the special meeting.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Gross profits:
Oil sales	$9,818,675	$6,024,284	63%
Natural gas sales	2,770,845	2,089,944	33%
Total	12,589,520	8,114,228	55%

Costs:
Direct operating expenses:
Lease operating expenses	5,627,000	5,803,000	(3)%
Compression, gathering and transportation	554,000	683,000	(19)%
Production, ad valorem and other taxes	562,000	732,000	(23)%
Development expenses	1,414,000	(115,000)	1330%
Total	8,157,000	7,103,000	15%

Net profits	$4,432,520	$1,011,228	338%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$3,546,015	$808,982	338%
Less: Enduro reserve withheld for approved development expenses	—	(100,000)	(100)%
Income from Net Profits Interest	$3,546,015	$708,982	400%
Less: Trust general and administrative expenses and cash withheld for expenses	(274,989)	(110,032)	150%
Distributable income	$3,271,026	$598,950	446%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	195,617	199,679	(2)%
Natural Gas (Mcf)	920,783	1,119,085	(18)%
Combined (Boe)	349,081	386,193	(10)%

Average Prices:
Oil - NYMEX (December - February) ($/Bbl)	$52.84	$33.39	58%
Differential	$(2.65)	$(3.22)	(18)%
Oil prices realized ($/Bbl)	$50.19	$30.17	66%

Natural gas - NYMEX (November - January) ($/Mcf)	$3.26	$2.18	50%
Differential	$(0.25)	$(0.31)	(19)%
Natural gas prices realized ($/Mcf)	$3.01	$1.87	61%

Income from Net Profits Interest for the three months ended June 30, 2017 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from December 2016 through February 2017;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2016 through January 2017; and

•                  direct operating and development expenses primarily related to expenses incurred from January to March 2017.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2017 were $4.4 million compared to $1.0 million for the three months ended June 30, 2016. The $3.4 million increase was primarily due to the following items:

•                  Oil sales increased $3.8 million due to higher realized prices, which caused oil sales to increase by $3.9 million. This increase was offset by reduced sales volumes, which decreased oil sales by $0.1 million. The average oil price received increased 66% primarily due to a 58% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 2% as a result of natural production declines, offset by volume increases in the Permian Basin relating to multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the second quarter of 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes totaled approximately 12,000 Bbls for the same period. Excluding the accumulated receipts for these wells received in the second quarter of 2017, oil cash receipts and volumes would have been $9.0 million and approximately 183,700 Bbls, respectively, for the second quarter of 2017. Further, the average received wellhead price would have been $49.17 per Bbl, as these delayed payments reflected the higher NYMEX prices of previous years, thereby increasing the average received oil wellhead price for the second quarter of 2017 and decreasing the differential.

•                  Natural gas sales increased $0.7 million due to higher realized prices, which caused natural gas sales to increase by $1.1 million. This increase was offset by reduced sales volumes, which reduced natural gas sales by $0.4 million. The average natural gas price increased 61% due to a 50% increase in the average NYMEX natural gas price for the relevant production months.

•                  Lease operating expenses decreased $0.2 million primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin and reduced cost of oilfield goods and services.

•                  Production, ad valorem and other taxes decreased $0.2 million. As a percentage of revenues, production, ad valorem and other taxes were 4.5% for the three months ended June 30, 2017 compared to 9.0% for the three months ended June 30, 2016. As a percentage of revenues, the decrease in the second quarter of 2017 is primarily due to ad valorem accrual adjustments, resulting from actual 2016 ad valorem taxes that were lower than anticipated. Ad valorem expenses were adjusted downward by $0.3 million in the second quarter of 2017 to reflect the actual 2016 tax payments.

•                  Development expenses increased $1.5 million as a result of increased capital projects in the Permian Basin. During the second quarter of 2016, the low commodity price environment led to a lack of capital projects. Additionally, for distributions paid during the three months ended June 30, 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.1 million.

As discussed in Note 6 of the Notes to the Financial Statements, during the three months ended March 31, 2016, Enduro established a $750,000 reserve from net profits for approved 2016 development expenses, which reduced the income from net profits interest for that period. During the three months ended June 30, 2016, Enduro withheld an additional $100,000 from net profits to increase the previously established reserve.

For the three months ended June 30, 2017, the Trust withheld $0.3 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2017 financial statement review fees, and Trustee fees. For the three months ended June 30, 2016, the Trust withheld $0.1 million and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Gross profits:
Oil sales	$17,800,062	$15,043,924	18%
Natural gas sales	5,308,050	5,289,231	0%
Total	23,108,112	20,333,155	14%

Costs:
Direct operating expenses:
Lease operating expenses	11,518,000	12,136,000	(5)%
Compression, gathering and transportation	1,168,000	1,678,000	(30)%
Production, ad valorem and other taxes	1,577,000	1,137,000	39%
Development expenses	1,565,000	(529,000)	396%
Total	15,828,000	14,422,000	10%

Net profits	$7,280,112	$5,911,155	23%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$5,824,089	$4,728,924	23%
Enduro reserve released (withheld) for approved development expenses	100,000	(850,000)	(112)%
Income from Net Profits Interest	$5,924,089	$3,878,924	53%
Less: Trust general and administrative expenses and cash withheld for expenses	(425,035)	(530,051)	(20)%
Distributable income	$5,499,054	$3,348,873	64%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	381,116	408,212	(7)%
Natural Gas (Mcf)	1,911,726	2,427,717	(21)%
Combined (Boe)	699,737	812,832	(14)%

Average Prices:
Oil - NYMEX (September - February) ($/Bbl)	$49.82	$39.13	27%
Differential	$(3.11)	$(2.28)	37%
Oil prices realized ($/Bbl)	$46.71	$36.85	27%

Natural gas - NYMEX (August - January) ($/Mcf)	$3.08	$2.39	29%
Differential	$(0.30)	$(0.21)	43%
Natural gas prices realized ($/Mcf)	$2.78	$2.18	28%

Income from Net Profits Interest for the six months ended June 30, 2017 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2016 through February 2017;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2016 through January 2017; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2016 to March 2017.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2017 were $7.3 million compared to $5.9 million for the six months ended June 30, 2016. The $1.4 million increase was primarily due to the following items:

•                  Oil sales increased $2.8 million due to higher realized prices, which caused oil sales to increase by $3.8 million. The increase in oil sales due to higher realized prices was offset by a $1.0 million decrease in oil sales due to reduced sales volumes. The average oil price received increased 27% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 7% as a result of natural production declines, which included high initial rates of decline on new wells in the Permian Basin. Production from wells drilled as part of the 2014 Rocker B drilling program declined approximately 8,100 Bbls from approximately 18,000 Bbls included in distributions paid during the six months ended June 30, 2016 to approximately 9,900 Bbls included in distributions paid during the first six months of 2017. Offsetting the production declines in the first half of 2017 were volume increases in the Permian Basin relating to multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the first half of 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes totaled approximately 12,000 Bbls for the same period. Excluding the accumulated receipts for these wells received in the second quarter of 2017, oil cash receipts and volumes would have been $17.0 million and approximately 369,000 Bbls, respectively, for the first half of 2017. Further, the average received wellhead price would have been $46.08 per Bbl, as these delayed payments reflected the higher NYMEX prices of previous years, thereby increasing the average received oil wellhead price for the first half of 2017 and decreasing the differential.

•                  Natural gas sales were $5.3 million for the first six months of both 2017 and 2016 due to offsetting effects from price increases and volume decreases. The average natural gas price received increased 29% in the six months ended June 30, 2017 due to a 28% increase in the average NYMEX natural gas price. Natural gas volumes decreased 21% primarily as a result of payment timing differences and natural production declines. Payment timing differences and natural production declines in the Elm Grove field of the East Texas / North Louisiana region accounted for 285,200 Mcf, or 55%, of the decline in natural gas volumes. As a result of one operator in the Elm Grove field withholding revenue payments in settlement of unused firm capacity reservation fees, $0.4 million and 108,000 Mcf of previously withheld revenue payments were included in natural gas sales in the first half of 2016, resulting in higher than normal volumes. Additionally, natural gas sales volumes in the first half of 2017 were lower due to the recoupment of previously paid volumes as described in Note 8 of the Notes to Financial Statements. The recoupment period began in the second quarter of 2016 and decreased volumes by approximately 84,000 Mcf in the first half of 2017 as compared to the first half of 2016.

•                  Lease operating expenses decreased $0.6 million primarily due to decreases in workover and maintenance activity on mature fields in the Permian Basin, the costs of oilfield goods and services, and reduced plugging and abandonment costs.

•                  Compression, gathering and transportation (“CGT”) expenses decreased from $1.7 million for the first half of 2016 to $1.2 million in the first half of 2017. The decrease in CGT expenses is primarily attributable to higher than usual charges for the first half of 2016 due to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month. Total firm capacity reservation fees included in CGT expenses for the first half of 2016 were $0.3 million.

•                  Production, ad valorem and other taxes increased $0.4 million primarily due to a $2.8 million increase in total sales revenues from the first half of 2016 to the first half of 2017. As a percentage of revenues, production, ad valorem and other taxes were 6.8% for the six months ended June 30, 2017 compared to 5.6% for the six months ended June 30, 2016. The increase in taxes as a percentage of revenues for the first half of 2017 is due to larger downward accrual adjustments that were recorded in the first half of 2016 for actual 2015 ad valorem expenses that were significantly lower than anticipated.

•                  Development expenses increased $2.1 million as a result of increased capital projects in the Permian Basin. During the first half of 2016, the low commodity price environment led to a lack of capital projects. Additionally, for distributions paid during the first six months of 2016, capital adjustments, resulting from projects where actual costs incurred were less than projected, more than offset capital expenditures incurred and increased net profits by $0.5 million.

During the six months ended June 30, 2016, Enduro established an $850,000 reserve from net profits for approved 2016 development expenses. During the six months ended June 30, 2017 the Trust released the final $100,000 of the reserve, which increased the income from net profits interest.

The Trust withheld $0.4 million and paid $0.4 million for general and administrative expenses during the six months ended June 30, 2017. Expenses paid during the period primarily consisted of fees for the preparation of 2016 tax information for unitholders, preparation of the Trust’s reserve report and 2016 Annual Report on Form 10-K, preparation of the Trust’s monthly press releases and first quarter report on Form 10-Q, 2016 and 2017 financial statement audit fees, Trustee fees, and NYSE listing fees. For the six months ended June 30, 2016, the Trust withheld $0.5 million and paid $0.4 for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At June 30, 2017 and December 31, 2016, the Trust held cash of $210,149 and $184,331, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established from that month’s net profits interest calculation a $750,000 reserve for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. In March 2016, Enduro withheld an additional $100,000 to increase the previously established reserve for approved development expenses, for a total reserve of $850,000. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 of the reserve. Enduro no longer maintains a reserve for development expenses.

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

Distributions Declared After Quarter End

On July 21, 2017, the Trust declared a distribution of $0.011227 per unit to unitholders of record as of July 31, 2017. The distribution is expected to be paid to unitholders on August 14, 2017.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2017.

Subsequent Events

On July 17, 2017, the distribution of $0.015040 per unit, which was declared on June 20, 2017, was paid to Trust unitholders owning units as of June 30, 2017.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2016 Annual Report on Form 10-K. There were no material changes to such risk factors during the three months ended June 30, 2017 except as provided below:

Enduro’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

Enduro has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Enduro’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Enduro comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Enduro’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. Enduro advised the Trustee that its private company financial statements for the year ended December 31, 2016 included an audit opinion with a going concern emphasis of matter. The timely remittance of distributions to the unitholders is dependent, in part, upon the administrative actions performed by Enduro, in its capacity as the owner of the working interests of the Underlying Properties. Any matter that negatively affects Enduro’s ability to timely perform its obligations to the Trust could have a material adverse effect on the Trust.

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

Date: July 31, 2017

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