Form 10-Q
period 2017-09-30
Enduro Royalty Trust
filed 2017-10-27
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 25, 2017, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$447,261	$184,331
Net profits interest in oil and natural gas properties, net	96,146,123	107,140,211
Total assets	$96,593,384	$107,324,542
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$96,593,384	$107,324,542
Total liabilities and Trust corpus	$96,593,384	$107,324,542

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income from net profits interest	$1,549,611	$1,992,888	$7,473,700	$5,871,812
Interest and investment income	794	149	1,626	378
General and administrative expenses	(138,691)	(144,898)	(538,740)	(509,879)
Cash reserves used (withheld) for Trust expenses	(237,112)	94,769	(262,930)	(70,530)
Distributable income	$1,174,602	$1,942,908	$6,673,656	$5,291,781

Distributable income per unit (33,000,000 units)	$0.035594	$0.058876	$0.202232	$0.160357

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Trust corpus, beginning of period	$99,965,281	$114,454,391	$107,324,542	$121,009,502
Cash reserves withheld (used) for Trust expenses	237,112	(94,769)	262,930	70,530
Distributable income	1,174,602	1,942,908	6,673,656	5,291,781
Distributions to unitholders	(1,174,602)	(1,942,908)	(6,673,656)	(5,291,781)
Amortization of net profits interest	(3,609,009)	(3,185,963)	(10,994,088)	(9,906,373)
Trust corpus, end of period	$96,593,384	$111,173,659	$96,593,384	$111,173,659

 The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.        TRUST ORGANIZATION AND PROVISIONS

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (as amended as provided below, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of September 30, 2017, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

As further discussed in “Note 9. Subsequent Events,” at a special meeting of Trust unitholders held on August 30, 2017, unitholders approved several proposals, including amendments to the Trust Agreement. In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from 75% to 50% of the outstanding units of the Trust.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust Agreement provides, among other provisions, that:

•

the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented and amended to date, the “Conveyance”). As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest;

•	the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interests) if approved by at least 75% of the outstanding Trust Units;

•

Enduro may sell a divided or undivided portion of its interests in the Underlying Properties, free from and unburdened by the Net Profits Interest, if approved by at least 50% of the outstanding Trust Units at a meeting of Trust unitholders;

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”).

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2017 and December 31, 2016 was $262,595,035 and $251,600,947, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the nine months ended September 30, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods.

In June 2017, Enduro notified the Trustee that Enduro had entered into eight separate purchase and sale agreements to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest. On August 30, 2017, at a special meeting of Trust unitholders, the unitholders approved (i) the eight transactions pursuant to which Enduro would sell the Divestiture Properties, (ii) the release of the Trust’s 80% Net Profits Interest in the Divestiture Properties, and (iii) the related proposals to effect the sale transactions in exchange for the Trust receiving 80% of the net proceeds from the sale of the Divestiture Properties. In September 2017, Enduro completed the sale of the Divestiture Properties and announced that as a result of the transactions, a special distribution of $1.150005 per unit would be paid on October 20, 2017 to Trust unitholders. Although Enduro completed the transactions in September 2017, the distribution was not paid to unitholders until October 2017; accordingly, under the modified cash basis of accounting, the transaction is not reflected in the accompanying financial statements of the Trust. As the proceeds received from the sale of the Divestiture Properties were primarily attributable to undeveloped acreage, the net profits generated from the Divestiture Properties have been insignificant to the Trust historically. See “Note 9. Subsequent Events” for additional information.

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

The following table provides information regarding the Trust’s distributions paid during the nine months ended September 30, 2017 and 2016:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
June 20, 2017	June 30, 2017	July 17, 2017	$0.015040
July 21, 2017	July 31, 2017	August 14, 2017	$0.011227
August 21, 2017	August 31, 2017	September 15, 2017	$0.009327
Year to Date - 2017			$0.202232

Nine Months Ended September 30, 2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
June 20, 2016	June 30, 2016	July 15, 2016	$0.013353
July 19, 2016	July 29, 2016	August 12, 2016	$0.015600
August 19, 2016	August 31, 2016	September 15, 2016	$0.029923
Year to Date - 2016			$0.160357

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

7.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three and nine months ended September 30, 2017, the Trust paid $50,000 and $150,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three and nine months ended September 30, 2016, the Trust paid $50,000 and $150,100, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $2,000 to the Delaware Trustee during the nine months ended September 30, 2017. The Trust did not pay any fees to the Delaware Trustee during the nine months ended September 30, 2016.

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended September 30, 2017, these properties would have contributed approximately 1,400 Bbls, amounting to $66,000 in oil receipts, and 41,400 Mcf, amounting to $131,000 in natural gas receipts. After deducting $64,000 in revenue deductions for taxes and transportation expenses, a total of $133,000 was withheld by the operator for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, these properties would have contributed approximately 4,000 Bbls, amounting to $182,000 in oil receipts, and 139,100 Mcf, amounting to $379,000 in natural gas receipts. After deducting $184,000 in revenue deductions for taxes and transportation expenses, a total of $377,000 was withheld by the operator for the nine months ended September 30, 2017.

Since the beginning of the recoupment period, these properties would have contributed approximately 8,200 Bbls, amounting to approximately $0.3 million in oil receipts, and 234,600 Mcf, amounting to approximately $0.6 million in natural gas receipts. After deducting $0.3 million in revenue deductions for taxes and transportation expenses, a total of $0.6 million has been withheld by the operator and, as a result, $0.5 million remains to be recouped in subsequent periods.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

9.        SUBSEQUENT EVENTS

On October 16, 2017, the distribution of $0.003644 per unit, which was declared on September 19, 2017, was paid to Trust unitholders owning units as of September 29, 2017.

On October 20, 2017, the special cash distribution of $1.150005 per unit announced on September 25, 2017 was paid to Trust unitholders. As discussed in “Note 3. Net Profits Interest in Oil and Natural Gas Properties,” at a special meeting of Trust unitholders held on August 30, 2017, unitholders approved Enduro’s sale of the Divestiture Properties, unburdened by the Trust’s Net Profits Interest. The special distribution represents net proceeds allocable to Trust unitholders from Enduro’s sale of the Divestiture Properties. Total proceeds received by Enduro from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $49.1 million. After deducting transaction expenses of $766,737, net proceeds to Enduro were $48.4 million, of which the proceeds allocable to the Trust were $38.7 million in accordance with its 80% Net Profits Interest. An escrow amount of $750,000 was withheld from the net proceeds allocable to the Trust and is being held by Enduro to cover possible indemnification obligations under the purchase and sale agreements. Any remaining amount held in the escrow after payment for any indemnities contained in the purchase and sale agreements will be released and included in the regular monthly distribution to Trust unitholders within 25 months of the closing of the transactions, or by the end of October 2019.

On October 20, 2017, the Trust announced that due to increased capital development expenditures in North Louisiana during the October distribution period, direct operating expenses and development expenditures exceeded cash receipts for the calculation period and, as a result, a distribution will not be paid in November 2017. The shortfall of $15,300 will be deducted from any net profits allocable to the Trust from the November distribution period.

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

Development activity was limited in 2016, leading to oil and natural gas declines as there was limited new production to offset natural declines. The Trust’s oil and natural gas volumes have continued to decline in 2017 due to minimal capital expenditures. Additionally, continued low commodity prices or further price declines may reduce the amount of oil and natural gas that Enduro and its third party operators can economically produce.

In 2017, development activity on the Underlying Properties has been focused on the East Texas / North Louisiana area. Operators have enhanced completion technology on Haynesville wells, resulting in improved economics. Enduro estimates over 50% of 2017 capital expenditures will be focused on the East Texas / North Louisiana area, with six gross (0.5 net) wells drilled during 2017. Based on currently available information, Enduro anticipates 2017 capital expenditures to range from $5 million to $8 million attributable to the properties in which the Trust owns a net profits interest, or $4 million to $6.4 million net to the Trust’s 80% Net Profits Interest.

Permian Property Divestitures

At a special meeting of Trust unitholders held on August 30, 2017, the unitholders approved (i) the eight transactions pursuant to which Enduro would sell certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, (ii) the release of the Trust’s 80% Net Profits Interest in the Divestiture Properties, and (iii) the related proposals to effect the sale transactions in exchange for the Trust receiving 80% of the net proceeds from the sale of the Divestiture Properties. In September 2017, Enduro completed the sale of the Divestiture Properties, resulting in total proceeds to Enduro, after preliminary closing adjustments, of $49.1 million. After deducting transaction expenses of $766,737, net proceeds to Enduro were $48.4 million, of which the proceeds allocable to the Trust were $38.7 million in accordance with its 80% Net Profits Interest. Net proceeds allocable to the Trust were reduced by a $750,000 escrow, which is being held by Enduro to cover the Trust’s portion of any potential indemnification obligations under the purchase and sale agreements. As a result of the transactions, the Trust announced a special distribution of $1.150005 per Trust Unit, or $38.0 million in total, which was paid to Trust unitholders on October 20, 2017.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Gross profits:
Oil sales	$8,499,560	$7,449,284	14%
Natural gas sales	2,618,454	1,763,326	48%
Total	11,118,014	9,212,610	21%

Costs:
Direct operating expenses:
Lease operating expenses	6,058,000	5,355,000	13%
Compression, gathering and transportation	630,000	789,000	(20)%
Production, ad valorem and other taxes	834,000	907,000	(8)%
Development expenses	1,659,000	233,000	612%
Total	9,181,000	7,284,000	26%

Net profits	$1,937,014	$1,928,610	0%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$1,549,611	$1,542,888	0%
Plus: Partial release of reserve withheld for approved development expenses	—	450,000	(100)%
Income from Net Profits Interest	$1,549,611	$1,992,888	(22)%
Less: Trust general and administrative expenses and cash withheld for expenses	(375,009)	(49,980)	650%
Distributable income	$1,174,602	$1,942,908	(40)%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)

Underlying Properties Sales Volumes:
Oil (Bbls)	182,069	200,020	(9)%
Natural Gas (Mcf)	959,308	1,007,008	(5)%
Combined (Boe)	341,954	367,855	(7)%

Average Prices:
Oil - NYMEX (March - May) ($/Bbl)	$49.80	$42.01	19%
Differential	(3.12)	(4.77)	(35)%
Oil prices realized ($/Bbl)	$46.68	$37.24	25%

Natural gas - NYMEX (February - April) ($/Mcf)	$3.03	$1.92	58%
Differential	(0.30)	(0.17)	76%
Natural gas prices realized ($/Mcf)	$2.73	$1.75	56%

Income from Net Profits Interest for the three months ended September 30, 2017 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from March through May 2017;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from February through April 2017; and

•                  direct operating and development expenses primarily related to expenses incurred from April to June 2017.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2017 were $1.9 million, consistent with the three months ended September 30, 2016. Fluctuations in sales and expenses between the periods were due to the following items:

•                  Oil sales increased $1.1 million due to higher realized prices, which caused oil sales to increase by $1.7 million. This increase was offset by reduced sales volumes, which reduced oil sales by $0.7 million. The average oil price received increased 25% primarily due to a 19% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 9% as a result of natural production declines.

•                  Natural gas sales increased $0.9 million due to higher realized prices. The 56% increase in realized prices that led to higher sales was partially offset by lower sales volumes, which reduced natural gas sales by approximately $0.1 million. The average natural gas price increased 56% due to a 58% increase in the average NYMEX natural gas price for the relevant production months. Included in production volumes and revenues for the three months ended September 30, 2017 are payments from a purchaser in the Permian Basin, representing ten months of natural gas sales for certain wells, for which payments were previously delayed. Natural gas cash receipts and sales volumes from these wells totaled approximately $96,000 and 46,400 Mcf, respectively, related to prior periods. Excluding receipts related to prior periods for these wells, natural gas cash receipts and sales volumes would have been $2.5 million and 912,900 Mcf, respectively, for the three months ended September 30, 2017. Excluding timing differences in cash receipts in both the third quarter of 2017 and 2016, revenues from natural gas sales increased $0.8 million and volumes decreased by approximately 85,000 Mcf, or 9%. This variance is due to natural production declines.

•                  Lease operating expenses increased $0.7 million primarily due to increases in workover and maintenance activity on mature fields in the Permian Basin.

•                  Compression, gathering and transportation (“CGT”) expenses decreased from $0.8 million for the three months ended September 30, 2016 to $0.6 million for the three months ended September 30, 2017. The decrease in CGT expenses is primarily attributable to higher than usual charges for the third quarter of 2016 due to certain midstream companies renegotiating gathering and processing fee contracts, particularly in the Permian Basin, resulting in increased per Mcf charges for producing wells.

•                  Production, ad valorem and other taxes decreased $0.1 million. As a percentage of revenues, production, ad valorem and other taxes were 7.5% for the three months ended September 30, 2017 compared to 9.8% for the three months ended September 30, 2016. Production, ad valorem and other taxes for the three months ended September 30, 2016 were high as a percentage of revenues due to ad valorem taxes. In certain jurisdictions, ad valorem taxes are not based on revenues, resulting in higher ad valorem taxes as a percentage of revenues as commodity prices decline.

•                  Development expenses increased $1.4 million as a result of capital development projects in the Elm Grove field of North Louisiana. During the third quarter of 2017, six gross (0.5 net) wells in North Louisiana commenced drilling, which increased capital expenditures by $1.0 million. During the third quarter of 2016, development expenses were extremely limited as the low commodity price environment led to a lack of capital projects.

For the three months ended September 30, 2017, the Trust withheld $0.4 million and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and quarterly report on Form 10-Q, 2017 financial statement review fees, and Trustee fees. For the three months ended September 30, 2016, the Trust withheld $0.1 million and paid $0.1 million for general and administrative expenses.

During the three months ended September 30, 2016, Enduro released $450,000 from the previously established reserve for approved 2016 development expenses as discussed in Note 6 of the Notes to Financial Statements.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Gross profits:
Oil sales	$26,299,622	$22,493,208	17%
Natural gas sales	7,926,504	7,052,557	12%
Total	34,226,126	29,545,765	16%

Costs:
Direct operating expenses:
Lease operating expenses	17,576,000	17,491,000	0%
Compression, gathering and transportation	1,798,000	2,467,000	(27)%
Production, ad valorem and other taxes	2,411,000	2,044,000	18%
Development expenses	3,224,000	(296,000)	1,189%
Total	25,009,000	21,706,000	15%

Net profits	$9,217,126	$7,839,765	18%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$7,373,700	$6,271,812	18%
Enduro reserve released (withheld) for approved development expenses	100,000	(400,000)	(125)%
Income from Net Profits Interest	$7,473,700	$5,871,812	27%
Less: Trust general and administrative expenses and cash withheld for expenses	(800,044)	(580,031)	38%
Distributable income	$6,673,656	$5,291,781	26%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)

Underlying Properties Sales Volumes:
Oil (Bbls)	563,185	608,232	(7)%
Natural Gas (Mcf)	2,871,034	3,434,725	(16)%
Combined (Boe)	1,041,691	1,180,686	(12)%

Average Prices:
Oil - NYMEX (September - May) ($/Bbl)	$49.81	$40.09	24%
Differential	(3.11)	(3.11)	0%
Oil prices realized ($/Bbl)	$46.70	$36.98	26%

Natural gas - NYMEX (August - April) ($/Mcf)	$3.06	$2.23	37%
Differential	(0.30)	(0.18)	67%
Natural gas prices realized ($/Mcf)	$2.76	$2.05	35%

Income from Net Profits Interest for the nine months ended September 30, 2017 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2016 through May 2017;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2016 through April 2017; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2016 to June 2017.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2017 were $9.2 million compared to $7.8 million for the nine months ended September 30, 2016. The $1.4 million increase was primarily due to the following items:

•                  Oil sales increased $3.8 million due to higher realized prices, which caused oil sales to increase by $5.5 million, offset by declining sales volumes, which reduced oil sales by $1.7 million. The average oil price received increased 26% as a result of a 24% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 7% as a result of natural production declines. Offsetting the production declines in the nine months ended September 30, 2017 were volume increases in the Permian Basin relating to multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the nine months ended September 30, 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes totaled approximately 12,000 Bbls for the same period. Excluding the accumulated receipts for these wells received in the second quarter of 2017, oil cash receipts and volumes would have been $25.5 million and approximately 551,200 Bbls, respectively, for the nine months ended September 30, 2017. Further, the average received wellhead price would have been $46.28 per Bbl, as these delayed payments reflected the higher NYMEX prices of previous years, thereby increasing the average received oil wellhead price for the nine months ended September 30, 2017 and decreasing the differential.

•                  Natural gas sales increased $0.9 million due to higher realized prices, which caused natural gas sales to increase by $2.0 million for the nine months ended September 30, 2017. The increase in natural gas sales due to higher realized prices was offset by a $1.2 million decrease in natural gas sales due to reduced sales volumes. The average natural gas price received increased 35% in the nine months ended September 30, 2017 due to a 37% increase in the average NYMEX natural gas price. Natural gas volumes decreased 16% primarily as a result of payment timing differences and natural production declines. Payment timing differences and natural production declines in the Elm Grove field of the East Texas / North Louisiana region accounted for 266,300 Mcf, or 47%, of the decline in natural gas volumes. As a result of one operator in the Elm Grove field withholding revenue payments in settlement of unused firm capacity reservation fees, $0.4 million and 108,000 Mcf of previously withheld revenue payments were included in natural gas sales in the nine months ended September 30, 2016, resulting in higher than normal volumes. Additionally, natural gas sales volumes in the nine months ended September 30, 2017 were lower due to the recoupment of previously paid volumes as described in Note 8 of the Notes to Financial Statements. The recoupment period began in the second quarter of 2016 and reduced volumes by approximately 87,700 Mcf more in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

•                  CGT expenses declined from $2.5 million for the nine months ended September 30, 2016 to $1.8 million for the nine months ended September 30, 2017. The decrease in CGT expenses is primarily attributable to higher than usual charges for the nine months ended September 30, 2016 due to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month. The retroactively charged firm capacity reservation fees included in CGT expenses for the nine months ended September 30, 2016 totaled $0.3 million.

•                  Production, ad valorem and other taxes increased $0.4 million primarily due to a $4.7 million increase in total sales revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. As a percentage of revenues, production, ad valorem and other taxes were 7.0% for the nine months ended September 30, 2017, which is consistent with the 6.9% for the nine months ended September 30, 2016.

•                  Development expenses increased $3.5 million as a result of increased capital projects in the Permian Basin as well as capital development projects in the Elm Grove field of North Louisiana. During the nine months ended September 30, 2017, six gross (0.5 net) wells  in North Louisiana commenced drilling, which increased capital expenditures by $1.5 million. During the nine months ended September 30, 2016, the low commodity price environment led to a lack of capital projects and capital adjustments were recorded that resulted from projects where actual costs incurred were less than projected. Those adjustments more than offset capital expenditures incurred and increased net profits by $0.3 million.

The Trust withheld $0.8 million and paid $0.5 million for general and administrative expenses during the nine months ended September 30, 2017. Expenses paid during the period primarily consisted of fees for the preparation of 2016 tax information for unitholders, preparation of the Trust’s reserve report and 2016 Annual Report on Form 10-K, preparation of the Trust’s monthly press releases and quarterly reports on Form 10-Q, 2016 and 2017 financial statement audit fees, Trustee fees, and NYSE listing fees. For the nine months ended September 30, 2016, the Trust withheld $0.6 million and paid $0.5 million for general and administrative expenses.

During the first half of 2016, Enduro established an $850,000 reserve from net profits for approved 2016 development expenses as discussed in Note 6 of the Notes to Financial Statements and in “Liquidity and Capital Resources” below. During the three months ended September 30, 2016, Enduro released $450,000 from the reserve, resulting in a net $400,000 withheld from net profits during the nine months ended September 30, 2016. During the nine months ended September 30, 2017 the Trust released the final $100,000 of the reserve, which increased the income from net profits interest.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At September 30, 2017 and December 31, 2016, the Trust held cash of $447,261 and $184,331, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established from that month’s net profits interest calculation a $750,000 reserve for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. In March 2016, Enduro withheld an additional $100,000 to increase the previously established reserve to a total of $850,000. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 of the reserve. Enduro no longer maintains a reserve for development expenses.

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

The Trust did not declare any distributions after the end of the quarter.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2016 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2017.

Subsequent Events

On October 16, 2017, the distribution of $0.003644 per unit, which was declared on September 19, 2017, was paid to Trust unitholders owning units as of September 29, 2017.

On October 20, 2017, the special distribution of $1.150005 per unit, which was declared on September 25, 2017, was paid to Trust unitholders.

On October 20, 2017, the Trust announced that due to increased capital development expenditures in North Louisiana during the October distribution period, direct operating expenses and development expenditures exceeded cash receipts for the calculation period and, as a result, a distribution will not be paid in November 2017. The shortfall of $15,300 will be deducted from any net profits allocable to the Trust from the November distribution period.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2016 Annual Report on Form 10-K. There were no material changes to such risk factors during the nine months ended September 30, 2017 except as provided below:

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

The exhibits listed below are filed as part of this Form 10-Q:

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

3.2

Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.3

First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

4.1

Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2

Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 (File No. 1-35333))

10.1

Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2

Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

Exhibit Number	Description
10.3

First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4

Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

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

Date: October 27, 2017

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