Form 10-K
period 2017-12-31
Enduro Royalty Trust
filed 2018-03-12
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35333

ENDURO ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6259461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street 16th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-512-236-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $79,300,000.

As of March 6, 2018, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

PART I

Item 1.                   Business.

Enduro Royalty Trust (the “Trust”) is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement dated May 3, 2011 (as amended and restated in November 2011 and September 2017, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

In connection with the closing of the initial public offering of units of beneficial interest in the Trust (“Trust Units”) in November 2011, Enduro Operating LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Operating”), and Enduro Texas LLC, a Texas limited liability company and a wholly owned subsidiary of Enduro (“Enduro Texas”), merged, with each entity surviving the merger. By virtue of the merger, Enduro Texas retained all rights, title and interest to the Net Profits Interest. Enduro Operating and Enduro Texas entered into a Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented and amended to date, the “Conveyance”), to effect the transfer of the Net Profits Interest from Enduro Operating to Enduro Texas.

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

At a special meeting of Trust unitholders held on August 30, 2017, unitholders approved several proposals, including amendments to the Trust Agreement and Conveyance. In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from 75% to 50% of the outstanding units of the Trust. To effect the same changes as those included in the amended Trust Agreement, Enduro, the Trustee and the Delaware Trustee also entered into the First Amendment to Conveyance of Net Profits Interest. As a result of the Trust unitholders approving amendments to the Trust Agreement and Conveyance and the approval of the divestiture of certain properties in the Permian Basin, Enduro and the Trustee entered into the Partial Release, Reconveyance and Termination Agreement (the “Partial Release”). Pursuant to the terms of the Partial Release, the Trustee, on behalf of the Trust, reconveyed, terminated and released to Enduro the Net Profits Interest with respect to certain of the Underlying Properties sold pursuant to eight letter agreements or purchase and sale agreements, as applicable, entered into between Enduro and eight separate counterparties.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2017	2016	2015
ConocoPhillips	32%	32%	30%
Occidental Petroleum	22%	19%	16%
Navajo Refining	12%	13%	12%
Pioneer Natural Resources	5%	6%	10%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 6, 2018.

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

Unless otherwise required by the Trust Agreement, a matter may be approved or disapproved by the affirmative vote of a majority of the Trust Units present in person or by proxy at a meeting where there is a quorum. This is true even if a majority of the total Trust Units did not approve it. The affirmative vote of the holders of at least 75% of the outstanding Trust Units is required to:

•                                    dissolve the Trust;

•                                    amend the Trust Agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect); or

•                                    approve the sale of all the assets of the Trust (including the sale of the Net Profits Interest).

At the special meeting of Trust unitholders held on August 30, 2017, unitholders approved amendments to the Trust Agreement. In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from 75% to 50% of the outstanding units of the Trust.

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

As mentioned above, the costs deducted in the net profits determination will be reduced by certain offset amounts. The offset amounts are further described in the Conveyance, and include, among other things, certain net proceeds attributable to the treatment or processing of hydrocarbons produced from the Underlying Properties and certain non-production revenues, including salvage value for equipment related to plugged and abandoned wells. If the offset amounts exceed the costs during a monthly period, the ability to use such excess amounts to offset costs will be deferred and utilized as offsets in the next monthly period to the extent such amounts, plus accrued interest thereon, together with other offsets to costs, for the applicable month, are less than the costs arising in such month.

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

In addition, Enduro may, without the consent of the Trust unitholders, require the Trust to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by Enduro to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. Enduro has not sold any of the Underlying Properties under this provision.

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

U.S. Federal Income Tax Matters

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Trust or the Trust unitholders.

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

Classification and Taxation of the Trust

Tax counsel to the Trust advised the Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the Trust will be classified as a grantor trust for U.S. federal income tax purposes. As a grantor trust, the Trust is not subject to U.S. federal income tax at the trust level. Rather, each Trust unitholder is considered for U.S. federal income tax purposes to own its proportionate share of the Trust’s assets directly as though no Trust were in existence. The income of the Trust is deemed to be received or accrued by the Trust unitholder at the time such income is received or accrued by the Trust, rather than when distributed by the Trust. Each Trust unitholder is subject to tax on its proportionate share of the income and gain attributable to the assets of the Trust and is entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the Trust, subject to applicable limitations, in accordance with the Trust unitholder’s tax method of accounting and taxable year without regard to the taxable year or accounting method employed by the Trust.

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

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is generally 20%. Such marginal tax rates may be effectively increased due to the phaseout of personal exemptions and certain limitations and prohibitions on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts (and a reduced 1.4% tax on certain tax-exempt organizations). For these purposes, investment income generally will include a unitholder’s allocable share of the trust’s interest and royalty income plus the gain recognized from a sale of Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s U.S. federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

                               The Trustee assumes that some Trust Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Houston, Texas 77002, telephone number 1-512-236-6545, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns.

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

Failure to comply with environmental laws and regulations may result in the assessment of significant administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of Enduro’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Enduro has advised the Trustee that it believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. While the Trump Administration has taken steps aimed at reducing federal regulatory burdens and costs for oil and natural gas production operations, the recent trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on Enduro’s development expenses, results of operations and financial position. Enduro may be unable to pass on those increases to its customers. Moreover, accidental releases or spills may occur in the course of Enduro’s operations, and there can be no assurance that Enduro will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

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

Water discharges. The Federal Water Pollution Control Act, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into “waters of the United States” is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The term “waters of the United States” has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. The EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States, but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In February 2017, President Trump issued an Executive Order directing the EPA Administrator to review the “waters of the United States” rule and to publish for notice and comment a proposed rule rescinding or revising the rule. EPA proposed to rescind the May 2015 rule in June 2017, and in February 2018, EPA promulgated a final rule that delays the implementation of the May 2015 rule until February 2020, to provide EPA and the Army Corps of Engineers time to reconsider the definition of “waters of the United States.” There is uncertainty regarding the fate of the “waters of the United States” rule, and the outcome of the rule may impact permitting and spill reporting requirements for Enduro’s business operations.

Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. In June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTWs”). Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated wastewater or send it to a POTW. EPA is conducting a related study of treatment of oil and gas extraction wastewater at private wastewater treatment facilities. This restriction of disposal options for hydraulic fracturing waste and other changes to Clean Water Act requirements may result in increased costs to Enduro. In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

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

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against companies. In addition, the federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. The Secretary of Energy Advisory Board published their ninety-day report that included a number of recommendations. In December 2016, the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources. The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited EPA’s ability to fully assess the potential impacts to drinking water resources. In addition, as noted above, the EPA in June 2016 issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater directly to POTWs. EPA is conducting a related study of oil and gas extraction wastewater at private wastewater treatment facilities. In March 2015, the federal Bureau of Land Management (“BLM”) released a final rule establishing new or more stringent standards for performing hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide, and on June 21, 2016, the court issued a final ruling striking down the BLM rule. While the U.S. Department of Interior initially has appealed the decision to the Tenth Circuit Court of Appeals. BLM announced in March 2017 that it intended to rescind the rule. On December 29, 2017, BLM published a final rule that rescinded the 2015 hydraulic fracturing rule.

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

                               Air emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting and regulatory programs and also impose various monitoring and reporting requirements. These laws and regulations may require Enduro to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. In May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. In May 2016, the EPA also finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intended to reduce methane emissions from existing oil and gas sources, with a proposed rule expected in 2017; however, in March 2017, EPA Administrator Pruitt formally withdrew the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources. In 2017, the EPA also announced that it would convene a proceeding to reconsider parts of the oil and gas methane rule that applies to new, modified, and reconstructed sources, and published a proposed rule seeking to delay the implementation of key requirements of the rule for a period of two years. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands. However, the BLM in 2017 announced that it would revisit its 2016 methane rule, and in December 2017 published a final rule to delay the implementation of key requirements of its 2016 methane rule until January 2019, including requirements relating to venting, flaring, and fugitive emissions losses from oil and gas production activities. While there is uncertainty regarding the ultimate fate of these recent regulatory developments affecting oil and gas operations, these requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. The United States ratified the Paris Agreement in September 2016; however, the country’s future participation in the Paris Agreement is uncertain. In June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but that it may enter into a future international agreement related to GHGs. In August 2017, the State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States’ adherence to the exit process, as well as the terms on which the United States may reenter the Paris Agreement or a separately negotiated international GHG agreement, are unknown at this time.

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

The EPA has also taken regulatory action aimed at reducing GHG emissions. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court held that GHG emissions alone cannot trigger an obligation to obtain a federal air permit, but the Court upheld EPA’s authority to regulate GHG emissions from major stationary sources where emissions of traditional criteria pollutants exceed federal permitting thresholds. In November 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. And, as noted above, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector in May 2016, though the EPA announced in 2017 that it would reconsider the oil and gas methane rule, and subsequently proposed to delay the implementation of the oil and gas methane rule for a period of two years.

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

Legislation or regulations that may be adopted to address climate change could also affect the markets for Enduro’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher greenhouse gas emitting energy sources, Enduro’s products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. In August 2015, the EPA issued standards designed to limit GHG emissions from new power plants as well as the Clean Power Plan aimed at reducing GHG emissions from existing power plants. In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending judicial review, and President Trump has been vocal in opposition to the Clean Power Plan. In October 2017, following a review directed by President Trump’s Energy Independence Executive Order, the EPA proposed to repeal the Clean Power Plan regulations. To the extent that its products are competing with lower greenhouse gas emitting energy, Enduro’s products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. Enduro cannot predict with any certainty at this time how these possibilities may affect its operations.

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

                        The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2017 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2017 as required by the SEC. The applicable prices for 2017 were $51.34 per Bbl of oil and $2.98 per Mcf of natural gas.

Third party operators are the operators of substantially all of the wells on the Underlying Properties and, therefore, Enduro is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2017, substantially all of the wells on the Underlying Properties were operated by third party operators. As a result, Enduro has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in Enduro’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of Enduro’s control, including:

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

On January 12, 2018, Enduro launched a process to sell all its oil and natural gas assets, including the Underlying Properties and its Trust Units. The Underlying Properties are being sold subject to the Trust’s 80% Net Profits Interest. If the sales process relating to the Underlying Properties is successful, Enduro expects the new owner to assume Enduro’s obligations as the sponsor of the Trust. There can be no assurances that Enduro’s sales process will be successful, in whole or in part, or that the new owner of working interests in the Underlying Properties will perform its obligations as sponsor of the Trust in a manner comparable to Enduro.

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

                        The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intended to reduce methane emissions for existing sources. In 2017, however, the EPA signaled a different approach regarding methane emissions from oil and gas sources, withdrawing the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources, announcing the reconsideration of the 2016 rule establishing methane standards for new, modified, and reconstructed oil and gas sources, and proposing a two-year delay in the implementation of the new source methane rule. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands. In 2017, however, the BLM announced that it would revisit its 2016 methane rule, and then published a final rule that delays implementation of key emissions control requirements from its 2016 methane rule until January 2019. While there is uncertainty regarding the fate of the recent federal rules aimed at reducing emissions from oil and gas operations, oil and gas exploration and production activities remain subject to many federal, state, and local pollution control requirements. These requirements could increase the costs of development and production, reducing the profits available to the Trust and potentially impairing the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

In addition, in November 2010, the EPA published final regulations expanding the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. In early 2014, President Obama announced the “Climate Action Plan,” a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. In January 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and gas sector. The EPA also announced in March 2016 that it intended to reduce methane emissions for existing sources. In 2017, however, the EPA signaled a different approach regarding methane emissions from oil and gas sources, withdrawing the Information Collection Request (ICR) that EPA had issued as the initial step in developing methane rules for existing oil and gas sources, announcing the reconsideration of the 2016 rule establishing methane standards for new, modified, and reconstructed oil and gas sources, and proposing a two-year delay in the implementation of the new source methane rule. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands. In 2017, however, the BLM announced that it would revisit its 2016 methane rule, and then published a final rule that delays implementation of key emissions control requirements from its 2016 methane rule until January 2019. While there is uncertainty regarding the fate of the recent federal rules aimed at reducing emissions from oil and gas operations, oil and gas exploration and production activities, the Underlying Properties may be subject to these requirements or become subject to them in the future.

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

                        On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAPs) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. In response to some requests for reconsideration and challenges, EPA has amended the rule to extend compliance dates for certain storage vessels, and may issue additional revised rules in response to additional such requests in the future. In March 2015, the BLM released a final rule establishing new or more stringent standards for performing hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide, and on June 21, 2016, the court issued a final ruling striking down the BLM rule. While the U.S. Department of Interior initially appealed the decision to the Tenth Circuit Court of Appeals, BLM announced in March 2017 that it intended to rescind the rule. On December 29, 2017, BLM published a final rule that rescinded its 2015 hydraulic fracturing rule. While the ultimate fate of the recent EPA and BLM rules regulating hydraulic fracturing operations is unclear, it is possible that new requirements associated with the rules will increase operating and capital expenditures, and that the EPA or the BLM will adopt further regulation that could further increase operating and capital expenditures, it is not currently expected that such existing and new regulations will have a material adverse impact on operations or financial results.

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

TAX RISKS RELATED TO THE TRUST UNITS

The Trust has not requested a ruling from the IRS regarding the tax treatment of the Trust. If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

If the Trust were not treated as a grantor trust for U.S. federal income tax purposes, the Trust should be treated as a partnership for such purposes. Although the Trust would not become subject to U.S. federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Trust unitholders, the Trust’s tax reporting requirements would be more complex and costly to implement and maintain, and its distributions to Trust unitholders could be reduced as a result.

If the Trust were treated for U.S. federal income tax purposes as a partnership, it likely would be subject to new audit procedures that for taxable years beginning after December 31, 2017, alter the procedures for auditing large partnerships and also alter the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. These rules effectively would impose an entity level tax on the Trust, and unitholders may have to bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust will generate taxable income that could be different in amount than the cash the Trust distributes, unitholders will be required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. Unitholders may not receive cash distributions from the Trust equal to their share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

As of December 31, 2017, the Underlying Properties had proved reserves of 13.7 MMBoe and 99% of the volumes and PV-10 value were attributable to proved developed reserves. Substantially all of the 13.7 MMBoe of proved reserves, based on PV-10 value, were operated by third party operators.

Enduro’s interests in the Underlying Properties require Enduro to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2017, Enduro held average working interests of approximately 23% and 22% and average net revenue interests of approximately 20% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2017. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest. The technical person primarily responsible for overseeing the preparation of the reserve estimates and the third party reserve reports is HC Lee, Enduro’s Director of Geology and Reservoir Engineering. Mr. Lee received a Bachelor of Science in Geological Oceanography from the University of Chinese Culture, Taipei, Taiwan and a Masters in Geology from the University of Arkansas. Mr. Lee has 35 years of experience in the energy industry with various responsibilities in exploration, operations, and acquisitions, including international experience in the Bohai Gulf and Jinhu Basin in China. He has structured transactions for farm-ins and joint ventures, and he was previously the joint owner of a company focused in the Delaware and Midland Basins of the Permian. Mr. Lee consults with Cawley Gillespie during the reserve estimation process to review properties, assumptions, and relevant data.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2017 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. Enduro has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2017 and 2016:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2017
Proved Developed Producing	3,055	6,936	4,211	$66,094	9,882	21,422	13,453	$82,619
Proved Developed Non-Producing	—	14	2	30	1	38	7	37
Proved Undeveloped	42	82	56	818	148	290	196	1,022
2016
Proved Developed Producing	2,515	5,694	3,464	$43,860	7,452	16,197	10,152	$54,826
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	—	—	—	—	—	—	—	—

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.
(2)

Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas fluctuate and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)

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

	2017	2016	2015
Oil (per Bbl)	$51.34	$42.75	$50.28
Natural gas (per Mcf)	$2.98	$2.48	$2.59

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2017, proved undeveloped reserves of the Underlying Properties increased 196 MBoe due to ongoing development in the Pecos Valley field in the Permian Basin of west Texas. During 2017, 3 gross (0.7 net) wells were drilled and as a result of an ongoing development program, 5 gross (1.2 net) wells were added as proved undeveloped reserves at December 31, 2017. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2017:

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance — December 31, 2016	—	—	—
Development	148	290	196
Revisions and Other	—	—	—
Balance — December 31, 2017	148	290	196

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2017:

	Acres
	Gross	Net
Permian Basin	123,367	36,580
East Texas/North Louisiana	12,629	4,899
Total	135,996	41,479

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2017:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,489	326	80	10
East Texas/North Louisiana	—	—	318	68
Total	3,489	326	398	78

(1)                               Enduro’s total producing wells include 17 operated wells and 3,870 non-operated wells. At December 31, 2017, 155 of Enduro’s producing wells had multiple completions.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	8	1.3	9	0.9	2	0.1
Dry holes	—	—	—	—	—	—
	8	1.3	9	0.9	2	0.1
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	8	1.3	9	0.9	2	0.1
Dry holes	—	—	—	—	—	—
	8	1.3	9	0.9	2	0.1

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	6	0.5	—	—	—	—
Dry holes	—	—	—	—	—	—
	6	0.5	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	6	0.5	—	—	—	—
Dry holes	—	—	—	—	—	—
	6	0.5	—	—	—	—

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 73% of the future production from the Underlying Properties is expected to be oil and approximately 27% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,367 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2017). Each of the following fields individually account for more than 15 percent of the Underlying Properties reserves as of December 31, 2017.

•                         The largest field area in the Permian Basin region is the Eunice Monument field, which primarily consists of the North Monument Grayburg Unit. The North Monument Grayburg Unit was discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument area were 2.5 MMBoe as of December 31, 2017. The operators of the Eunice Monument area are Apache Corporation and XTO Energy.

•                         The second largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.3 MMBoe as of December 31, 2017.

The following table shows the average sales price and lease operating expenses for any field that individually accounted for more than 15 percent of the Underlying Properties’ reserves as of the end of the respective period. The figures presented for the largest fields in the Permian Basin of west Texas and New Mexico below relate to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2017, 2016 and 2015.

		Year Ended December 31,
		2017	2016	2015
Eunice Monument Area	Oil Average Sales Price per Bbl	$46.09	$38.94	$57.08
	Natural Gas Average Sales Price per Mcf	$3.28	$2.65	$3.63
	Average Lease Operating Expense per Boe	$17.86	$18.53	$19.43

Lost Tank	Oil Average Sales Price per Bbl	$48.21	$37.57	$54.66
	Natural Gas Average Sales Price per Mcf	$2.72	$1.93	$2.73
	Average Lease Operating Expense per Boe	$4.46	$4.72	$4.42

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,629 gross (4,899 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and BHP Billiton Ltd.; the Kingston field, operated by EXCO Resources and Indigo Resources, LLC; and the Stockman field, operated by Enduro. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 1.6 MMBoe and 0.07 MMBoe, respectively, as of December 31, 2017.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2017, 2016 and 2015.

		Year Ended December 31,
		2017	2016	2015
Permian Basin	Oil Sales Volumes (Bbls)	617,894	791,459	891,320
	Natural Gas(1) Sales Volumes (Mcf)	1,865,321	2,503,998	2,613,003
	Total Sales Volumes (Boe)	928,781	1,208,792	1,326,820
	Oil Average Sales Price per Bbl	$46.30	$38.41	$57.05
	Natural Gas Average Sales Price per Mcf	$2.78	$2.04	$3.02
	Average Lease Operating Expense per Boe	$19.06	$16.59	$19.62
	Proved Reserves (MBoe)	11,979	9,480	14,533

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	3,922	4,937	6,078
	Natural Gas(1) Sales Volumes (Mcf)	1,320,851	1,993,351	2,289,232
	Total Sales Volumes (Boe)	224,064	337,162	387,617
	Oil Average Sales Price per Bbl	$45.84	$37.23	$58.05
	Natural Gas Average Sales Price per Mcf	$2.74	$2.10	$3.13
	Average Lease Operating Expense per Boe	$8.40	$7.03	$9.69
	Proved Reserves (MBoe)	1,677	672	747

Total	Oil Sales Volumes (Bbls)	621,816	796,396	897,398
	Natural Gas(1) Sales Volumes (Mcf)	3,186,172	4,497,349	4,902,235
	Total Sales Volumes (Boe)	1,152,845	1,545,954	1,714,437
	Oil Average Sales Price per Bbl	$46.29	$38.40	$57.06
	Natural Gas Average Sales Price per Mcf	$2.76	$2.07	$3.07
	Average Lease Operating Expense per Boe	$16.98	$14.50	$17.37
	Proved Reserves (MBoe)	13,656	10,152	15,281

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

PART II

Item 5.                   Market for Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units trade on the New York Stock Exchange under the symbol “NDRO.” The high and low sales prices and aggregate monthly distributions paid per unit for each quarter in 2017 and 2016 were as follows:

	Price Range		Distributions
Quarter	High	Low	Paid
2017
First Quarter	$3.98	$3.20	$0.067516
Second Quarter	$3.65	$3.05	$0.099122
Third Quarter	$4.45	$3.20	$0.035594
Fourth Quarter	$4.35	$2.75	$1.153649
2016
First Quarter	$3.79	$1.77	$0.083331
Second Quarter	$4.06	$2.37	$0.018150
Third Quarter	$3.83	$3.19	$0.058876
Fourth Quarter	$4.55	$3.25	$0.096803

At December 31, 2017, there were 33,000,000 Trust Units outstanding. On March 6, 2018, the closing sales price of the Trust Units as reported by the NYSE was $3.45 per unit, and there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2017.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2017.

Item 6.                   Selected Financial Data.

The following table sets forth selected financial data for the Trust for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Income from Net Profits Interest	$7,643,960	$9,216,320	$14,478,775
Income from sale of Net Profits Interest on undeveloped acreage	$36,300,165	$—	$—
Income from sale of Net Profits Interest on producing properties	$1,650,000	$—	$—
Distributable income	$44,744,073	$8,486,280	$13,768,821
Distributable income per unit	$1.355881	$0.257160	$0.417237

	December 31, 2017	December 31, 2016	December 31, 2015
Trust corpus	$94,099,933	$107,324,542	$121,009,502
Trust Units outstanding	33,000,000	33,000,000	33,000,000

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

2017 Recap and 2018 Outlook

Oil and natural gas prices declined significantly in the second half of 2014 and have remained lower than during the early life of the Trust, negatively impacting the fair value of the Net Profits Interest as well as revenues and distributable income available to unitholders. Further, depressed commodity pricing reduced development activity in 2015 and 2016, thereby hindering the ability to abate natural production declines on the Underlying Properties.

The average NYMEX oil price for the production months included in 2017 distributions increased 19% from the prior year, increasing oil revenues in 2017. Although NYMEX oil prices have increased to over $55 per Bbl, the continued depressed commodity price environment has and will continue to negatively affect the amount of cash flow available for distribution to the Trust unitholders in 2018.

As further discussed in Note 4 of the Notes to Financial Statements, in September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. As a result of the divestiture, the Trust received $38.0 million in net proceeds and made a special distribution of $1.150005 per unit to Trust unitholders in October 2017. The proceeds received by the Trust from the divestitures primarily related to undeveloped acreage. Therefore, total proved reserves related to the Divestiture Properties were approximately 2.5% of the Trust’s total proved reserves as of December 31, 2016.

In 2017, development activity on the Underlying Properties was focused on the East Texas / North Louisiana area. Operators have enhanced completion technology on Haynesville wells, resulting in improved economics. Over 50% of the capital expenditures incurred in 2017 were focused on the East Texas / North Louisiana area, with six gross (0.5 net) wells drilled during 2017.

The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2018, but based on currently available information, Enduro anticipates 2018 capital expenditures to range from $4 million to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest.

On January 12, 2018, Enduro launched a process to sell all its oil and natural gas assets, including the Underlying Properties and its Trust Units. The Underlying Properties are being sold subject to the Trust’s 80% Net Profits Interest. If the sales process relating to the Underlying Properties is successful, Enduro expects the new owner to assume Enduro’s obligations as the sponsor of the Trust. There can be no assurances that Enduro’s sales process will be successful, in whole or in part, or that the new owner of working interests in the Underlying Properties will perform its obligations as sponsor of the Trust in a manner comparable to Enduro.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2017, 2016 and 2015.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2017:
January	61,130	257,711	$41.10	$2.41
February	63,737	261,379	$45.04	$2.63
March	60,632	471,853	$42.85	$2.61
April	74,925	308,189	$51.25	$2.50
May	62,978	306,811	$49.07	$3.05
June	57,714	305,783	$50.05	$3.48
July	63,106	291,314	$47.42	$3.01
August	59,930	309,909	$47.45	$2.48
September	59,033	358,085	$45.11	$2.71
October	58,631	315,138	$42.40	$2.78
Total—2017(1)	621,816	3,186,172	$46.29	$2.76
2016:
January	70,206	406,853	$44.37	$2.44
February	70,104	415,239	$45.03	$2.33
March	68,223	486,540	$40.28	$2.55
April	66,130	365,158	$33.55	$1.88
May	69,156	392,316	$29.06	$1.85
June	64,393	361,611	$27.89	$1.87
July	69,118	337,869	$33.32	$1.81
August	65,679	357,235	$36.44	$1.56
September	65,223	311,904	$42.20	$1.90
October	63,325	378,239	$45.24	$1.85
November	63,585	349,412	$41.83	$2.04
December	61,254	334,973	$41.85	$2.47
Total—2016	796,396	4,497,349	$38.40	$2.07
2015:
January	82,474	432,652	$84.91	$4.16
February	81,868	428,266	$76.79	$4.17
March	78,027	432,627	$69.92	$3.94
April	79,802	318,830	$57.49	$3.54
May	74,315	365,039	$45.40	$3.37
June	65,848	499,735	$45.37	$2.79
July	84,478	383,647	$46.15	$2.60
August	63,058	379,199	$46.18	$2.52
September	73,967	417,505	$54.85	$2.37
October	72,290	440,374	$56.29	$2.37
November	71,875	394,272	$50.38	$2.47
December	69,396	410,089	$42.51	$2.60
Total—2015	897,398	4,902,235	$57.06	$3.07

(1)                      The year ended December 31, 2017 does not include sales volumes for November and December as the Trust did not pay a distribution in those months as the net profits interest calculation for such periods was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2017, 2016, and 2015 was determined as shown in the following table:

	Year Ended December 31,
	2017	2016	2015
Gross profits:
Oil sales	$28,785,847	$30,581,617	$51,202,046
Natural gas sales	8,801,104	9,288,783	15,058,423
Total	37,586,951	39,870,400	66,260,469
Costs:
Direct operating expenses:
Lease operating expenses	19,580,000	22,422,000	29,788,000
Compression, gathering and transportation	2,026,000	3,179,000	2,391,000
Production, ad valorem and other taxes	2,707,000	2,953,000	5,365,000
Development expenses	3,844,000	(329,000)	10,618,000
Total	28,157,000	28,225,000	48,162,000
Net profits	$9,429,251	$11,645,400	$18,098,469
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits allocable to Net Profits Interest	$7,543,960	$9,316,320	$14,478,775
Enduro reserve for approved development expenses released (withheld), net	100,000	(100,000)	—
Income from Net Profits Interest	7,643,960	9,216,320	14,478,775
Less: Trust general and administrative expenses and cash withheld for expenses	(850,052)	(730,040)	(709,954)
Distributable income generated by properties prior to divestiture	$6,793,908	$8,486,280	$13,768,821
Income from sale of Net Profits Interest	37,950,165	—	—
Distributable income	$44,744,073	$8,486,280	$13,768,821

In 2017, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits on the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in November or December 2017 and the aggregate shortfall in net profits was carried forward to be reduced from net profits generated by the Underlying Properties in 2018. As the net profits for the two periods was negative and there was no distribution paid to unitholders, revenues and the associated direct operating and development expenses are excluded from the calculation of distributable income detailed in the table above as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Underlying Properties Sales Volumes:
Oil (Bbls)	621,816	796,396	897,398
Natural Gas (Mcf)	3,186,172	4,497,349	4,902,235
Combined (Boe)	1,152,845	1,545,954	1,714,437

Average Prices:
Oil — NYMEX (September-August) ($/Bbl)	$49.35	$41.63	$60.57
Differential	$(3.06)	$(3.23)	$(3.51)
Oil prices realized ($/Bbl)	$46.29	$38.40	$57.06

Natural gas — NYMEX (August-July) ($/Mcf)	$3.08	$2.30	$3.23
Differential	$(0.32)	$(0.23)	$(0.16)
Natural gas prices realized ($/Mcf)	$2.76	$2.07	$3.07

Years Ended December 31, 2017 and 2016

Net profits attributable to the Underlying Properties for the year ended December 31, 2017 is calculated from the following:

•                  oil sales related to oil produced from the Underlying Properties primarily from September 2016 through June 2017;

•                  natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2016 through May 2017; and

•                  direct operating and development expenses related to expenses and capital incurred primarily from October 2016 to July 2017.

Net profits attributable to the Underlying Properties for the year ended December 31, 2017 were $9.4 million compared to $11.6 million for the year ended December 31, 2016. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last two months of 2017, the Trust did not pay a distribution to unitholders for the last two months of the year. Under the modified cash basis of accounting, as there was no distribution, the oil and natural gas sales, direct operating expenses and development expenses for such periods are not included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2017 versus the year ended December 31, 2016. Therefore, several variances between years are due to the year ended December 31, 2017 including ten months of results compared to twelve months for the year ended December 31, 2016. The $2.2 million decrease from 2016 to 2017 was primarily due to the following items:

•                 Oil sales decreased $1.8 million, primarily due to lower sales volumes, which decreased oil sales by $6.7 million. The offsetting $4.9 million increase in oil sales was due to higher realized prices. The average oil price received increased 21% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 22% primarily due to the year ended December 31, 2017 including only ten months of oil sales volumes. Offsetting the declines were volume increases in the Permian Basin relating to multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the year ended 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes of approximately 12,000 Bbls. Excluding the accumulated receipts for these wells received in the second quarter of 2017, oil cash receipts and volumes would have been $28.0 million and approximately 609,900 Bbls, respectively, for the year ended December 31, 2017.

•                  Natural gas sales decreased $0.5 million due to lower sales volumes, which had a $2.7 million negative impact on natural gas sales. The decrease in realized sales volumes is offset by higher realized prices, which had a $2.2 million impact on natural gas sales. The average natural gas price received increased 34% as a result of the corresponding increases in the average NYMEX gas price for the relevant production months. Natural gas volumes decreased 29% primarily due to the year ended December 31, 2017 including only ten months of natural gas sales volumes. In addition, payment timing differences and natural production declines in the Elm Grove field of the East Texas / North Louisiana region accounted for 489,400 Mcf, or 37%, of the decline in natural gas volumes. Additionally, natural gas sales volumes in the year ended December 31, 2017 were lower due to the recoupment of previously paid volumes as described in Note 10 of the Notes to Financial Statements. The recoupment period began in the second quarter of 2016 and reduced volumes by approximately 65,500 Mcf more in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

•                  Compression, gathering and transportation (“CGT”) expenses decreased from $3.2 million in 2016 to $2.0 million in 2017. The decreases in CGT expenses is primarily attributable to a difference in the number of months included in the respective periods. In addition, in 2016, CGT expenses were higher than usual due to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month. The retroactively charged firm capacity reservation fees included in CGT expenses for the year ended December 31, 2016 totaled $0.3 million.

•                  Lease operating expenses decreased $2.8 million primarily due to the two months of expenses not included in the 2017 period.

•                  Production, ad valorem and other taxes decreased $0.2 million primarily due to a $2.3 million decrease in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes remained relatively consistent, with 2017 at 7.2% compared to 7.4% for the year ended December 31, 2016.

•                  Development expenses increased $4.2 million as a result of increased capital projects in the Permian Basin as well as capital development projects in the Elm Grove field of North Louisiana. During the year ended December 31, 2017, six gross (0.5 net) wells in North Louisiana commenced drilling, which increased capital expenditures by $2.0 million. The increased capital expenditures related to the Haynesville drilling program in North Louisiana caused expenses to exceed revenues for the last two months of 2017, resulting in a negative net profits interest for the respective periods. During the year ended December 31, 2016, the low commodity price environment led to a lack of capital projects and capital adjustments were recorded that resulted from projects where actual costs incurred were less than projected. Those adjustments more than offset capital expenditures incurred and increased net profits by $0.3 million.

During the year ended December 31, 2016, Enduro established a total reserve of $850,000 for approved 2016 development expenses and released $750,000 during the year as discussed in Note 8 of the Notes to Financial Statements in Item 8 of this Form 10-K. At December 31, 2016, $100,000 remained in the reserve for approved capital expenditures. In the distribution paid in January 2017, Enduro released the final $100,000 reserve. Enduro no longer maintains any reserve for development expenses

The Trust withheld $0.9 million and paid $0.7 million for general and administrative expenses during the year ended December 31, 2017. Expenses paid during the period primarily consisted of fees for the preparation of 2016 tax information for unitholders, preparation of the Trust’s 2016 reserve report and Annual Report on Form 10-K, 2016 and 2017 financial statement audit fees, preparation of the Trust’s 2017 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2016, the Trust withheld $0.7 million and paid $0.7 million for general and administrative expenses.

Years Ended December 31, 2016 and 2015

Income from Net Profits Interest for the year ended December 31, 2016 is calculated from the following:

•                  oil sales related to oil produced from the Underlying Properties primarily from September 2015 through August 2016;

•                  natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2015 through July 2016; and

•                  direct operating and development expenses related to expenses and capital incurred primarily from October 2015 to September 2016.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2017 and 2016, the Trust held cash reserves of $366,773 and $184,331, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Contractual Obligations

A summary of the Trust’s contractual obligations as of December 31, 2017 is provided in the following table:

	Payments Due by Year
	2018	2019	2020	2021	2022	After 2022		Total
	(in thousands)
Trustee Administrative fee	200	200	200	200	200		(a)		(a)
Delaware Trustee fee	2	2	2	2	2		(a)		(a)
Total	$202	$202	$202	$202	$202		(a)		(a)

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

                               Amortization of Net Profits Interest. The Trust calculates amortization of the Net Profits Interest in oil and natural gas properties on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is recorded on sales volumes paid by the Trust during the relevant period and is charged directly to the Trust corpus balance. As a result, amortization does not affect the cash earnings of the Trust.

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. During the year ended December 31, 2015, the Trust recognized a $367.3 million impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus and did not affect distributable income. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. For further information, see “Note 5. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K. The Trust did not realize any impairment during the years ended December 31, 2017 or 2016.

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

Item 8.                   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Enduro Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Enduro Royalty Trust (the Trust) as of December 31, 2017 and 2016, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2017 and 2016, and its distributable income for each of the three years in the period ended December 31, 2017, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Trust’s auditor since 2011.

Fort Worth, Texas
March 12, 2018

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$366,773	$184,331
Net profits interest in oil and natural gas properties, net	93,733,160	107,140,211
Total assets	$94,099,933	$107,324,542
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$94,099,933	$107,324,542
Total liabilities and Trust corpus	$94,099,933	$107,324,542

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2017	2016	2015
Income from net profits interest	$7,643,960	$9,216,320	$14,478,775
Income from sale of net profits interest on undeveloped acreage	36,300,165	—	—
Income from sale of net profits interest on producing properties	1,650,000	—	—
Interest and investment income	15,328	572	7
General and administrative expenses	(682,938)	(654,132)	(851,178)
Cash reserves used (withheld) for Trust expenses	(182,442)	(76,480)	141,217
Distributable income	$44,744,073	$8,486,280	$13,768,821
Distributable income per unit (33,000,000 units)	$1.355881	$0.257160	$0.417237

The accompanying notes to financial statements are an integral part of these statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2017	2016	2015
Trust corpus, beginning of period	$107,324,542	$121,009,502	$528,372,769
Sale of net profits interest on producing properties	(1,650,000)	—	—
Cash reserves (used) withheld for Trust expenses	182,442	76,480	(141,217)
Distributable income	44,744,073	8,486,280	13,768,821
Distributions to unitholders	(44,744,073)	(8,486,280)	(13,768,821)
Impairment of net profits interest	—	—	(367,258,842)
Amortization of net profits interest	(11,757,051)	(13,761,440)	(39,963,208)
Trust corpus, end of year	$94,099,933	$107,324,542	$121,009,502

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of December 31, 2017 and 2016, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of income from the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (including lease operating expenses and production and property taxes) and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust from Enduro pursuant to terms of the Conveyance creating the Net Profits Interest.

Under the terms of the Conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received by Enduro during the relevant month. Monthly operating expenses and capital expenditures represent estimated incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus, which did not affect distributable income. For further information on the impairment recognized in 2015, see “Note 5. Fair Value Measurements.”

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.                   NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months for which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2017 and 2016 was $263,357,998 and $251,600,947, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. During the year ended December 31, 2015, the Trust recognized a $367,258,842 impairment of the Net Profits Interest. The impairment resulted in a non-cash charge to Trust corpus but did not affect distributable income. For further information, see “Note 5. Fair Value Measurements.”

As further discussed in “Note 4. Divestiture of Net Profits Interest in Certain Permian Basin Properties,” in September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. As a result of the divestiture, and concurrent with the distribution of cash to the Trust that occurred in October, the Trust reduced the carrying value of the Net Profits Interest reflected on the accompanying Statement of Assets, Liabilities and Trust Corpus by $1,650,000, which was the portion of the net sales proceeds allocated to producing properties. The remainder of the net sales proceeds, totaling $36,300,165, was attributed to the sale of the net profits interest on undeveloped acreage and not reflected in the carrying value of the Net Profits Interest. See “Note 5. Fair Value Measurements” for further discussion of the fair value of the divested properties, which was the basis for allocating net proceeds between producing properties and undeveloped acreage.

4.                   DIVESTITURE OF NET PROFITS INTEREST IN CERTAIN PERMIAN BASIN PROPERTIES

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

In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from 75% to 50% of the outstanding units of the Trust. To effect the same changes as those included in the amended Trust Agreement, Enduro, the Trustee and the Delaware Trustee also entered into the First Amendment to Conveyance of Net Profits Interest. As a result of the Trust unitholders approving amendments to the Trust Agreement and Conveyance and the approval of the divestiture of the Divestiture Properties, Enduro and the Trustee entered into the Partial Release, Reconveyance and Termination Agreement (the “Partial Release”). Pursuant to the terms of the Partial Release, the Trustee, on behalf of the Trust, reconveyed, terminated and released to Enduro the Net Profits Interest with respect to the Divestiture Properties sold pursuant to eight letter agreements or purchase and sale agreements, as applicable, entered into between Enduro and eight separate counterparties.

In September 2017, Enduro completed the sale of the Divestiture Properties. The following table displays the aggregate net proceeds from the sale of the Divestiture Properties and the aggregate net proceeds allocable to Trust unitholders:

Proceeds to Enduro from sale of Divestiture Properties	$49,141,943
Less: Transaction expenses	(766,737)
Net proceeds from sale of Divestiture Properties	48,375,206
Percentage allocable to Trust’s Net Profits Interest	80%
Net proceeds allocable to the Trust	38,700,165
Indemnity holdback	(750,000)
Cash distributed to Trust unitholders from divestiture of Net Profits Interest	$37,950,165
Number of Trust Units	33,000,000
Special distribution per Trust Unit	$1.150005

Total proceeds received by Enduro from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $49.1 million. After deducting transaction expenses of $766,737, net proceeds to Enduro were $48.4 million, of which the proceeds allocable to the Trust were $38.7 million in accordance with its 80% Net Profits Interest. Pursuant to an agreement between Enduro and the Trust, Enduro withheld $750,000 of the net proceeds allocable to the Trust to cover possible indemnification obligations under the purchase and sale agreements. Any remaining amount held after payment for any indemnities contained in the purchase and sale agreements will be released and included in the regular monthly distribution to Trust unitholders within 25 months of the closing of the transactions, or by the end of October 2019. As a result of these transactions, a special distribution of $1.150005 per unit was paid on October 20, 2017 to Trust unitholders.

As discussed in “Note 5. Fair Value Measurements,” the cash distributed to Trust unitholders as a result of the divestitures of the Net Profits Interest was allocated between producing properties and undeveloped acreage based on the fair value of the Divestiture Properties. The $1,650,000 allocated to producing properties reduced the carrying value of the “Net profits interest in oil and natural gas properties, net” line item on the Statement of Assets, Liabilities and Trust Corpus and is shown as “Income from sale of net profits interest on producing properties” on the Statement of Distributable Income. The remaining amount was allocated to undeveloped acreage and is reflected in the Statement of Distributable Income as “Income from sale of net profits interest on undeveloped acreage.” As the proceeds received from the sale of the Divestiture Properties were primarily attributable to undeveloped acreage, the net profits generated from the Divestiture Properties have been insignificant to the Trust historically.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

5.                   FAIR VALUE MEASUREMENTS

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

Fair Values—Non-recurring

Divestiture of Net Profits Interest

In connection with the divestiture of the Net Profits Interest as discussed in Note 4, the fair value of the producing properties sold in relation to the fair value of the Underlying Properties was evaluated utilizing an undiscounted cash flow model as of the date of sale. This fair value measurement using an income approach was based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. Internal price estimates were developed based on third-party longer-term commodity futures price outlooks. Based on this analysis, the expected future net cash flows of the producing properties sold discounted at an annual rate of 10 percent was approximately $2.2 million, representing approximately 1.7% of the total expected future net cash flows of the Underlying Properties discounted at an annual rate of 10 percent.

Due to the impairment of the Net Profits Interest recognized during the third quarter of 2015, the carrying value of the Net Profits Interest was reduced to reflect the Trust’s interest in the value of producing properties within the Underlying Properties. As the producing properties sold by Enduro represented 1.7% of the fair value of the Underlying Properties, the Trust reduced the carrying value of the Net Profits Interest reflected on its financial statements by 1.7%, or approximately $1.7 million, in October 2017.

Impairment of Net Profits Interest

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

          Although the Trust did not record an impairment during the years ended December 31, 2017 or 2016, it is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair the carrying value of the Net Profits Interest. The primary factors that may affect estimates of future cash flows include: revisions, both positive and negative, to estimates of oil and natural gas reserves; changes in estimated average realized oil and natural gas prices; and results of future drilling activities.

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

The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each unitholder is entitled to depletion deductions because the Net Profits Interest constitutes “economic interests” in oil and natural gas properties for federal income tax purposes. Each unitholder is entitled to amortize the cost of the Trust Units through cost depletion over the life of the Net Profits Interest or, if greater, through percentage depletion. Unlike cost depletion, percentage depletion is not limited to a unitholder’s depletable tax basis in the Trust Units. Rather, a unitholder could be entitled to percentage depletion as long as the applicable Underlying Properties generate net income.

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis, 16th Floor, Houston, Texas 77002, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.enduroroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
June 20, 2017	June 30, 2017	July 17, 2017	$0.015040
July 21, 2017	July 31, 2017	August 14, 2017	$0.011227
August 21, 2017	August 31, 2017	September 15, 2017	$0.009327
September 19, 2017	September 29, 2017	October 16, 2017	$0.003644
September 25, 2017 — Special Distribution	October 5, 2017	October 20, 2017	$1.150005
Total—2017			$1.355881
2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
June 20, 2016	June 30, 2016	July 15, 2016	$0.013353
July 19, 2016	July 29, 2016	August 12, 2016	$0.015600
August 19, 2016	August 31, 2016	September 15, 2016	$0.029923
September 20, 2016	September 30, 2016	October 17, 2016	$0.036876
October 21, 2016	October 31, 2016	November 15, 2016	$0.031870
November 18, 2016	November 30, 2016	December 14, 2016	$0.028057
Total—2016			$0.257160
2015:
December 19, 2014	December 31, 2014	January 15, 2015	$0.065822
January 20, 2015	January 30, 2015	February 13, 2015	$0.006598
February 17, 2015	February 27, 2015	March 13, 2015	$0.015796
March 20, 2015	March 31, 2015	April 14, 2015	$0.037109
April 20, 2015	April 30, 2015	May 14, 2015	$0.017598
May 18, 2015	May 29, 2015	June 12, 2015	$0.023686
June 19, 2015	June 30, 2015	July 14, 2015	$0.028013
July 21, 2015	July 31, 2015	August 14, 2015	$0.020142
August 21, 2015	August 31, 2015	September 15, 2015	$0.072243
September 18, 2015	September 30, 2015	October 15, 2015	$0.055579
October 20, 2015	October 30, 2015	November 16, 2015	$0.042364
November 19, 2015	November 30, 2015	December 14, 2015	$0.032287
Total—2015			$0.417237

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

9.                   TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the year ended December 31, 2017, the Trust paid $200,997 to the Trustee and $2,000 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2016 and 2015, the Trust paid $201,032 and $200,100, respectively, to the Trustee and $0 and $2,000, respectively, to the Delaware Trustee.

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

10.            PERMIAN BASIN OPERATOR ADJUSTMENT AND IMPACT ON FUTURE DISTRIBUTIONS

As previously disclosed, Enduro received a letter in July 2015 from one of its operators in the Permian Basin pertaining to 480,000 Mcf of natural gas for which the operator had paid Enduro on the Underlying Properties but for which Enduro had only produced 240,000 Mcf. Subsequently, the operator and Enduro agreed that the value of the overpaid production, totaling $1.1 million to the Underlying Properties, would be recouped with proceeds from future production.

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the year ended December 31, 2017, these properties would have contributed approximately 5,900 Bbls, amounting to $0.2 million in oil receipts, and 191,200 Mcf, amounting to $0.5 million in natural gas receipts. After deducting $0.3 million in revenue deductions for taxes and transportation expenses, a total of $0.5 million has been withheld by the operator for the year ended December 31, 2017. For the year ended December 31, 2016, the properties would have contributed approximately 4,200 Bbls, amounting to $0.2 million in oil receipts, and 95,500 Mcf, amounting to $0.2 million in natural gas receipts. After deducting $0.1 million in revenue deductions for taxes and transportation expenses, a total of $0.3 million was withheld by the operator from the Underlying Properties in the year ended December 31, 2016.

Since the beginning of the recoupment period, these properties would have contributed approximately 10,100 Bbls, amounting to $0.4 million in oil receipts, and 286,700 Mcf, amounting to $0.7 million in natural gas receipts. After deducting $0.3 million in revenue deductions for taxes and transportation expenses, a total of $0.8 million has been withheld by the operator and, as a result, $0.4 million remains to be recouped in subsequent periods.

11.            SUBSEQUENT EVENTS

Enduro Sale Process

On January 12, 2018, Enduro launched a process to sell all its oil and natural gas assets, including the Underlying Properties and its Trust Units. The Underlying Properties are being sold subject to the Trust’s 80% Net Profits Interest. If the sales process relating to the Underlying Properties is successful, Enduro expects the new owner to assume Enduro’s obligations as the sponsor of the Trust. There can be no assurances that Enduro’s sales process will be successful, in whole or in part, or that the new owner of working interests in the Underlying Properties will perform its obligations as sponsor of the Trust in a manner comparable to Enduro.

Distributions Paid or Declared

On January 16, 2018, the distribution of $0.016359 per Trust Unit, which was declared on December 18, 2017, was paid to Trust unitholders owning Trust Units as of December 29, 2017. The distribution consisted of net profits allocable to the Trust of $1,011,202, less a cumulative previous net profits shortfall of $421,367 for the prior two distribution periods and less cash reserves withheld for future Trust expenses of approximately $50,000.

Subsequent to December 31, 2017, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125

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

	2017	2016	2015
Oil (per Bbl)	$51.34	$42.75	$50.28
Natural gas (per Mcf)	$2.98	$2.48	$2.59

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

As of December 31, 2017, 2016, and 2015, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2015	7,100	24,413	11,169
Extensions and discoveries	25	26	29
Revisions of previous estimates	(3,214)	(16,670)	(5,992)
Income from Net Profits Interest	(191)	(961)	(351)
Balance—December 31, 2015	3,720	6,808	4,855
Extensions and discoveries	5	5	6
Revisions of previous estimates	(1,102)	699	(986)
Income from Net Profits Interest	(108)	(1,818)	(411)
Balance—December 31, 2016	2,515	5,694	3,464
Extensions and discoveries	92	2,638	531
Revisions of previous estimates	624	167	652
Sales of Net Profits Interest	(45)	(373)	(107)
Income from Net Profits Interest	(89)	(1,094)	(271)
Balance—December 31, 2017	3,097	7,032	4,269
Proved developed reserves:
December 31, 2015	3,720	6,808	4,855
December 31, 2016	2,515	5,694	3,464
December 31, 2017	3,055	6,950	4,213
Proved undeveloped reserves:
December 31, 2015	—	—	—
December 31, 2016	—	—	—
December 31, 2017	42	82	56

(1)                      Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Extensions and discoveries. During the year ended December 31, 2017, extensions and discoveries were primarily related to development activity in the Haynesville Shale in north Louisiana and the Pecos Valley field in west Texas. In 2017, six gross (0.5 net) wells were drilled in the Haynesville Shale and included as extensions. In addition, 3 gross (0.7 net) wells were drilled in the Pecos Valley field during the year, and those wells in addition to 5 gross (1.2 net) Pecos Valley locations added as proved undeveloped reserves are included as extensions. During the years ended December 31, 2016 and 2015, capital development activity on the Underlying Properties was limited and, as a result, there were minimal extensions and discoveries.

Revisions of previous estimates. During the year ended December 31, 2017, revisions of previous estimates increased oil reserves by 25%, primarily due to an increase in the average oil price used to estimate future net reserves. The NYMEX average oil price of $51.34 per Bbl used to determine reserves as of December 31, 2017 was 20% higher than the $42.75 per Bbl average NYMEX oil price as of December 31, 2016.

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

ENDURO ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

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

Sales of net profits interest. As discussed in Note 4 of the Notes to Financial Statements, during the year ended December 31, 2017, the Trust divested of its Net Profits Interest in certain oil and natural gas properties in the Permian Basin. As a result of this divestiture, the proved reserves associated with the producing properties reduced the Trust’s total proved reserves on a BOE basis by approximately 3%.

Income from net profits interest. Income from net profits interest represents the reduction in total proved reserves as a result of net profits allocable to the Trust from the Underlying Properties during the applicable year, expressed as oil and natural gas reserve volumes. During the year ended December 31, 2017, as a result of increased capital development activity, net profits allocable to the Trust were reduced compared to the prior year, thereby reducing the income from net profits expressed as reserves.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2017	2016	2015
	(in thousands)
Future cash inflows	$148,063	$98,223	$175,868
Future production taxes	(12,081)	(8,127)	(14,630)
Future net cash flows	$135,982	$90,096	$161,238
10% annual discount for estimated timing of cash flows	(69,041)	(46,236)	(82,858)
Standardized measure of discounted future net cash flows	$66,941	$43,860	$78,380

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Extensions, discoveries, and other additions	$5,088	$205	$810
Sales of Net Profits Interest	(980)	—	—
Accretion of discount	4,386	7,838	28,716
Revisions of previous estimates and other	22,257	(33,139)	(226,295)
Income from Net Profits Interest	(7,670)	(9,424)	(12,008)
Change in present value of future net revenues	23,081	(34,520)	(208,777)
Balance, beginning of period	43,860	78,380	287,157
Balance, end of year	$66,941	$43,860	$78,380

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2017:
Income from Net Profits Interest	$2,378,074	$3,546,015	$1,549,611	$170,260
Income from sale of Net Profits Interest on undeveloped acreage	$—	$—	$—	$36,300,165
Income from sale of Net Profits Interest on producing properties	$—	$—	$—	$1,650,000
Distributable income	$2,228,028	$3,271,026	$1,174,602	$38,070,417
Distributions per unit	$0.067516	$0.099122	$0.035594	$1.153649
Year Ended December 31, 2016:
Income from Net Profits Interest	$3,169,942	$708,982	$1,992,888	$3,344,508
Distributable income	$2,749,923	$598,950	$1,942,908	$3,194,499
Distributions per unit	$0.083331	$0.018150	$0.058876	$0.096803

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2017, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Enduro.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017. The independent registered public accounting firm of Ernst & Young LLP, the independent registered accounting firm that audited the financial statements of the Trust in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Enduro Royalty Trust

Opinion on Internal Control over Financial Reporting

We have audited Enduro Royalty Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enduro Royalty Trust (the Trust) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Enduro Royalty Trust as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 12, 2018

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

Item 11.                   Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2017, the Trustee received $200,997 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2016 and 2015, the Trustee received $201,032 and $200,100, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)              Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 6, 2018 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Enduro Resource Partners LLC	8,600,000	(1)	26.1%
Enduro Resource Holdings LLC	8,600,000	(2)	26.1%
R/C IV Enduro Holdings, L.P.	8,600,000	(3)	26.1%
Riverstone/Carlyle Energy Partners IV, L.P	8,600,000	(4)	26.1%
R/C Energy GP IV, LLC	8,600,000	(5)	26.1%
Jerry Roger Kent	1,892,238	(6)	5.7%

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

(6)                                 Reference is hereby made to the Schedule 13G/A filed by the reporting person on February 12, 2018 for additional information regarding the beneficial ownership of the reporting person.

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

Item 14.                   Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2017, 2016 and 2015, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2018.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2017, 2016 and 2015 by Ernst & Young, LLP:

	2017	2016	2015
Audit fees(1)	$181,367	$137,516	$183,091
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$181,367	$137,516	$183,091

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

3.3*

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

10.3*

First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*

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

Date: March 12, 2018	ENDURO ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
		By:	/s/ SARAH NEWELL
		Name:	Sarah Newell
		Title:	Vice President

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