Form 10-Q
period 2018-03-31
Enduro Royalty Trust
filed 2018-05-08
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$1,548,371	$366,773
Net profits interest in oil and natural gas properties, net	89,826,677	93,733,160
Total assets	$91,375,048	$94,099,933
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	91,375,048	94,099,933
Total liabilities and Trust corpus	$91,375,048	$94,099,933

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2018	2017

Income from net profits interest	$2,523,247	$2,378,074
Interest and investment income	1,362	331
General and administrative expenses	(356,231)	(233,280)
Cash reserves used for Trust expenses	204,883	82,903
Distributable income	$2,373,261	$2,228,028

Distributable income per unit (33,000,000 units)	$0.071917	$0.067516

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2018	2017

Trust corpus, beginning of period	$94,099,933	$107,324,542
Cash withheld for future distribution	1,386,481	—
Cash reserves used for Trust expenses	(204,883)	(82,903)
Distributable income	2,373,261	2,228,028
Distributions to unitholders	(2,373,261)	(2,228,028)
Amortization of net profits interest	(3,906,483)	(3,700,851)
Trust corpus, end of period	$91,375,048	$103,540,788

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of March 31, 2018, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

•                         the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interest) if approved by at least 75% of the outstanding Trust Units;

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                     BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2018 and December 31, 2017 was $267,264,481 and $263,357,998, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2018 or 2017, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions paid during the three months ended March 31, 2018 and 2017:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
Year to Date - 2018			$0.071917

Three Months Ended March 31, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
Year to Date - 2017			$0.067516

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During 2016, Enduro established a reserve of $850,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the year ended December 31, 2016, there were no development expenses applied against the reserve, and, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during 2016, which increased the income from net profits interest. During the first three months of 2017, Enduro released the remaining $100,000 of the reserve. As of March 31, 2018, there is no longer any remaining reserve.

7.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2018 and 2017, the Trust paid $50,000 to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $2,010 to the Delaware Trustee during the three months ended March 31, 2018. The Trust did not pay any fees to the Delaware Trustee during the three months ended March 31, 2017.

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended March 31, 2018, these properties would have contributed approximately 1,200 Bbls, amounting to $84,800 in oil receipts, and 77,800 Mcf, amounting to $263,200 in natural gas receipts. After deducting $132,900 in revenue deductions for taxes and transportation expenses, a total of $215,100 was withheld by the operator for the three months ended March 31, 2018.

Since the beginning of the recoupment period, in total these properties would have contributed approximately 11,300 Bbls, amounting to $0.5 million in oil receipts, and 364,500 Mcf, amounting to $1.0 million in natural gas receipts. After deducting $0.5 million in revenue deductions for taxes and transportation expenses, a total of $1.0 million has been withheld by the operator, leaving approximately $0.2 million as the remaining recoupment to be recovered in subsequent periods.

9.                        ENDURO SALE PROCESS

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

10.                 SUBSEQUENT EVENTS

On April 13, 2018, the distribution of $0.040499 per unit, which was declared on March 19, 2018, was paid to Trust unitholders owning units as of March 29, 2018. In connection with this distribution, Enduro sent $1,386,481 to the Trustee at the end of March 2018, which represented the total distribution amount of $1,336,467 plus approximately $50,000 for future general and administrative expenses of the Trust. This amount is reflected in the “Cash withheld for future distribution” line item in the Statements of Changes in Trust Corpus.

On April 20, 2018, the Trust declared a distribution of $0.059578 per unit to unitholders of record as of April 30, 2018. The distribution is expected to be paid to unitholders on May 14, 2018.

Item 2.                                   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Enduro Royalty Trust while references to “Enduro” in this document refer to Enduro Resource Partners LLC. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2017 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2017 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Outlook

Oil and natural gas prices declined significantly in the second half of 2014 and have remained lower than during the early life of the Trust, negatively impacting the fair value of the Net Profits Interest as well as revenues and distributable income available to unitholders. Further, depressed commodity pricing reduced development activity in 2015 and 2016, thereby hindering the ability to abate natural production declines on the Underlying Properties. Although NYMEX oil prices have increased to over $60 per Bbl, the continued depressed commodity price environment has and will continue to negatively affect the amount of cash flow available for distribution to the Trust unitholders in 2018.

In 2017, development activity on the Underlying Properties was focused on the East Texas / North Louisiana area. Operators have enhanced completion technology on Haynesville wells, resulting in improved economics. The operators of the Underlying Properties continue to evaluate planned capital expenditures during 2018, but based on currently available information, Enduro anticipates 2018 capital expenditures to range from $4 million to $6 million attributable to the Underlying Properties, or $3 million to $5 million net to the Trust’s 80% Net Profits Interest.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Gross profits:
Oil sales	$13,949,763	$7,981,387	75%
Natural gas sales	4,684,579	2,537,205	85%
Total	18,634,342	10,518,592	77%

Costs:
Direct operating expenses:
Lease operating expenses	10,186,000	5,891,000	73%
Compression, gathering and transportation	1,141,000	614,000	86%
Production, ad valorem and other taxes	1,660,000	1,015,000	64%
Development expenses	2,458,000	151,000	1,528%
Total	15,445,000	7,671,000	101%

Net profits	$3,189,342	$2,847,592	12%
Less: General and administrative expenses paid by Enduro related to divestiture	(35,284)	—	100%
Net profits after divestiture general and administrative expenses	3,154,058	2,847,592	11%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$2,523,247	$2,278,074	11%
Enduro reserve released for approved development expenses	—	100,000	(100)%
Income from Net Profits Interest	$2,523,247	$2,378,074	6%
Less: Trust general and administrative expenses and cash withheld for expenses	(149,986)	(150,046)	0%
Distributable income	$2,373,261	$2,228,028	7%

In 2017, there were two months in which direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. During the three months ended March 31, 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid during the first quarter of 2018. Revenues and the associated direct operating and development expenses for the two shortfall months therefore are included in the calculation of distributable income detailed in the table above as well as the related sales volumes detailed below.

The following table displays oil and natural gas salesvolumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Underlying Properties Sales Volumes:
Oil (Bbls)	295,699	185,499	59%
Natural Gas (Mcf)	1,640,553	990,943	66%
Combined (Boe)	569,125	350,656	62%

Average Prices:
Oil - NYMEX (September - November) ($/Bbl)	$50.56	$46.80	8%
Differential	$(3.38)	$(3.77)	(10)%
Oil prices realized ($/Bbl)	$47.18	$43.03	10%

Natural gas - NYMEX (August - October) ($/Mcf)	$2.96	$2.90	2%
Differential	$(0.10)	$(0.34)	(71)%
Natural gas prices realized ($/Mcf)	$2.86	$2.56	12%

Income from Net Profits Interest for the three months ended March 31, 2018 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from July 2017 through November 2017;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from June 2017 through October 2017; and

•                  direct operating and development expenses primarily related to expenses and capital incurred primarily from August 2017 to December 2017.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2018 were $3.2 million compared to $2.8 million for the three months ended March 31, 2017. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months of 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the three months ended March 31, 2018. Therefore, several variances between the periods presented are due to the inclusion of five months of results in the quarter ended March 31, 2018 compared to three months of results in the quarter ended March 31, 2017. The $0.3 million increase was primarily due to the following items:

•                  Oil sales increased $6.0 million, primarily due to higher sales volumes. Oil sales volumes increased 59% primarily due to the inclusion of two additional months of oil sales volumes in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increased sales volumes increased revenues by $4.7 million. In addition to the inclusion of two additional months of production in the quarter ended March 31, 2018, realized prices increased 10%, driven by an 8% increase in NYMEX pricing, which increased revenues by $1.2 million.

•                  Natural gas sales increased $2.1 million due to higher sales volumes, which increased natural gas sales by $1.7 million, and by higher realized prices, which increased natural gas sales by $0.5 million. The average natural gas price received increased 12% primarily due to tighter differentials for the sales volumes included in the first quarter of 2018 compared to the first quarter of 2017. Natural gas volumes increased 66% primarily due to the inclusion of two additional months of gas sales volumes in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. In addition, in September 2017, six gross (0.4 net) wells were completed and came online in the Elm Grove field of North Louisiana. Volumes and revenues associated with three of the six gross wells, for which payment was received during the first quarter of 2018, totaled 186,700 Mcf and $482,000, respectively.

•                  Lease operating expenses increased $4.3 million primarily due to the inclusion of two additional months of expenses in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.

•                  Compression, gathering and transportation (“CGT”) expenses increased from $0.6 million for the first quarter of 2017 to $1.1 million in the first quarter of 2018. The increase in CGT expenses is primarily attributable to the inclusion of two additional months of expenses in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.

•                  Production, ad valorem and other taxes increased $0.6 million primarily due to an $8.1 million increase in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes were 8.9% for the three months ended March 31, 2018 compared to 9.6% for the three months ended March 31, 2017. For the first quarter of 2017, the increased percentage of revenues was a result of ad valorem taxes, which are not based on revenues in certain jurisdictions, resulting in an increased percentage of revenues as commodity prices decline.

•                  Development expenses increased $2.3 million as a result of capital development projects in the Elm Grove field of North Louisiana. During the quarter ended March 31, 2018, capital expenditures were primarily related to six gross (0.4 net) wells in North Louisiana that were completed and began production during the period. Total incurred capital during the first quarter of 2018 related to these wells was $1.6 million. Expenses during the first quarter of 2017 were minimal due to a lack of capital projects and development activity in the low commodity price environment.

In September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. The net proceeds of the sales were paid to Trust unitholders in a special distribution in October 2017. During the first quarter of 2018, $35,284 in general and administrative expenses incurred and paid by Enduro that were not initially charged to the Trust as part of the special distribution were deducted in calculating the net profits attributable to the Underlying Properties.

As discussed in Note 6 of the Notes to the Financial Statements, during 2016, Enduro established a reserve of $850,000 from net profits for approved 2016 development expenses, which reduced the income from Net Profits Interest for that period. During the three months ended March 31, 2017, Enduro released the final $100,000 from the reserve, which increased the income from Net Profits Interest.

For the first quarter of 2018, the Trust withheld $0.1 million and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2017 financial statement audit fees, and Trustee fees. For the three months ended March 31, 2017, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At March 31, 2018 and December 31, 2017, the Trust held cash of $1,548,371 and $366,773 respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In 2016, Enduro established a total reserve of $850,000 for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 of the reserve. Enduro no longer maintains any reserve for development expenses.

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

Distributions Declared After Quarter End

On April 20, 2018, the Trust declared a distribution of $0.059578 per unit to unitholders of record as of April 30, 2018. The distribution is expected to be paid to unitholders on May 14, 2018.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2018.

Subsequent Events

On April 13, 2018, the distribution of $0.040499 per unit, which was declared on March 19, 2018, was paid to Trust unitholders owning units as of March 29, 2018. In connection with this distribution, Enduro sent $1,386,481 to the Trustee at the end of March 2018, which represented the total distribution amount of $1,336,467 plus approximately $50,000 for future general and administrative expenses of the Trust.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2017 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended March 31, 2018 except as provided below:

Enduro’s ability to perform its obligations to the Trust depends on its financial position and could be limited by restrictions under its debt agreements.

Enduro has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under Enduro’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that Enduro comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair Enduro’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. Enduro’s first lien debt agreement matured on March 31, 2018, at which time Enduro did not repay the amounts borrowed thereunder. Effective as of May 1, 2018, Enduro entered into an agreement with certain lenders (including the administrative agent) under the first lien debt agreement pursuant to which such lenders agreed to forbear from exercising any rights or remedies with respect to specified defaults under the first lien debt agreement. Nevertheless, there can be no assurance that these lenders, in the future, will not determine to pursue certain remedies under the first lien debt agreement, which could affect Enduro’s ability to perform its obligations to the Trust. This forbearance agreement expires at 11:59 pm New York time on May 10, 2018. Enduro anticipates that the forbearance agreement will be extended prior to its expiration.

Enduro advised the Trustee that its private company financial statements for the year ended December 31, 2016 included an audit opinion with a going concern emphasis of matter.  Due to, among other things, the fact that Enduro has begun a process to sell all of its assets, Enduro did not receive an audit opinion for the year ended December 31, 2017 though, if it had, it would have included a going concern emphasis of matter. The timely remittance of distributions to the unitholders is dependent, in part, upon the administrative actions performed by Enduro, in its capacity as the owner of the working interests of the Underlying Properties. Any matter that negatively affects Enduro’s ability to timely perform its obligations to the Trust could have a material adverse effect on the Trust.

Item 6.                                   Exhibits.

The exhibits listed in the following index to exhibits are filed or furnished as part of this Form 10-Q.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                          Filed herewith.

**                   Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDURO ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ SARAH NEWELL
Sarah Newell
Vice President and Trust Officer

Date: May 8, 2018

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