Form 10-Q
period 2018-06-30
Enduro Royalty Trust
filed 2018-08-08
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, 33,000,000 units of beneficial interest in Enduro Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

ENDURO ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$59,120	$366,773
Net profits interest in oil and natural gas properties, net	87,236,534	93,733,160
Total assets	$87,295,654	$94,099,933
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	87,295,654	94,099,933
Total liabilities and Trust corpus	$87,295,654	$94,099,933

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Income from net profits interest	$4,583,033	$3,546,015	$7,106,280	$5,924,089
Interest and investment income	2,472	501	3,834	832
General and administrative expenses	(255,286)	(166,769)	(611,517)	(400,049)
Cash reserves used (withheld) for Trust expenses	102,770	(108,721)	307,653	(25,818)
Distributable income	$4,432,989	$3,271,026	$6,806,250	$5,499,054

Distributable income per unit (33,000,000 units)	$0.134333	$0.099122	$0.206250	$0.166638

The accompanying notes are an integral part of these financial statements.

ENDURO ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Trust corpus, beginning of period	$91,375,048	$103,540,788	$94,099,933	$107,324,542
Change in cash withheld for future distribution	(1,386,481)	—	—	—
Cash reserves withheld (used) for Trust expenses	(102,770)	108,721	(307,653)	25,818
Distributable income	4,432,989	3,271,026	6,806,250	5,499,054
Distributions to unitholders	(4,432,989)	(3,271,026)	(6,806,250)	(5,499,054)
Amortization of net profits interest	(2,590,143)	(3,684,228)	(6,496,626)	(7,385,079)
Trust corpus, end of period	$87,295,654	$99,965,281	$87,295,654	$99,965,281

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro has sold a total of 24,400,000 Trust Units. As of June 30, 2018, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                                      BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

3.                                      NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2018 and December 31, 2017 was $269,854,624 and $263,357,998, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2018 or 2017, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
Year to Date - 2018			$0.206250

Six Months Ended June 30, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
Year to Date - 2017			$0.166638

In connection with the distribution paid to unitholders in April 2018, Enduro sent $1,386,481 to the Trustee at the end of March 2018, which represented the total distribution amount of $1,336,467 plus approximately $50,000 for future general and administrative expenses of the Trust. This amount was reflected in the first quarter 2018 as “Cash withheld for future distribution” in the Statement of Changes in Trust Corpus, and the reversal of this amount due to the payment to unitholders is presented in the “Change in cash withheld for future distribution” line item of the Statement of Changes in Trust Corpus for the three months ended June 30, 2018.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                                      DEVELOPMENT EXPENSE RESERVE

During 2016, Enduro established a reserve of $850,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the year ended December 31, 2016, there were no development expenses applied against the reserve, and, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during 2016, which increased the income from net profits interest. During the first three months of 2017, Enduro released the remaining $100,000 of the reserve. As of June 30, 2018, there is no longer any remaining reserve.

7.                                      TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three and six months ended June 30, 2018 and 2017, the Trust paid $50,000 and $100,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $2,010 to the Delaware Trustee during the six months ended June 30, 2018. The Trust did not pay any fees to the Delaware Trustee during the six months ended June 30, 2017.

8.                                      PERMIAN BASIN OPERATOR ADJUSTMENT

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the three months ended June 30, 2018, these properties would have contributed approximately 900 Bbls, amounting to $52,700 in oil receipts, and 52,700 Mcf, amounting to $197,300 in natural gas receipts. After deducting $103,000 in revenue deductions for taxes and transportation expenses, a total of $147,000 was withheld by the operator for the three months ended June 30, 2018.

For the six months ended June 30, 2018, these properties would have contributed approximately 2,100 Bbls, amounting to $137,500 in oil receipts, and 130,500 Mcf, amounting to $460,500 in natural gas receipts. After deducting $236,000 in revenue deductions for taxes and transportation expenses, a total of $362,000 was withheld by the operator for the six months ended June 30, 2018.

Since the beginning of the recoupment period, in total these properties would have contributed approximately 12,210 Bbls, amounting to $0.5 million in oil receipts, and 417,200 Mcf, amounting to $1.2 million in natural gas receipts. After deducting $0.6 million in revenue deductions for taxes and transportation expenses, a total of $1.1 million has been withheld by the operator through June 30, 2018, leaving a minimal balance to be recovered in subsequent periods.

9.                                      ENDURO SALE PROCESS AND BANKRUPTCY FILING

On January 12, 2018, Enduro launched a process to sell all its oil and natural gas assets, including the Underlying Properties and its Trust Units. The Underlying Properties are being sold subject to the Trust’s 80% Net Profits Interest. On May 14, 2018, Enduro entered into a Purchase and Sale Agreement with Evolution Petroleum Corporation (“Evolution”) relating to the sale of the Underlying Properties and all of the outstanding Trust Units owned by Enduro. On May 15, 2018, Enduro and certain of its affiliates filed voluntary petitions for a court-supervised proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). Evolution’s stalking horse purchase agreement and the sale contemplated by the purchase agreement were subject to higher and better bids and Court approval. Subsequent to June 30, in connection with the bankruptcy proceedings, Enduro held an auction of its assets, and Evolution was not the prevailing bidder. See “Note 10. Subsequent Events” below for additional information.

The Trust has not filed a Chapter 11 petition and expects to continue in the normal course without disruption to the unitholders. Furthermore, Enduro’s bankruptcy and resulting sale are not expected to have an impact on the operations and future cash flows of the Trust.

ENDURO ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

10.                               SUBSEQUENT EVENTS

Enduro Sale Process and Bankruptcy Filing

Enduro’s Chapter 11 bankruptcy process included an extended period of marketing its assets after signing the Purchase and Sale Agreement with Evolution on May 14, 2018. This extended marketing process included an auction with qualified bidders, which was held on July 17, 2018. A total of four qualified bidders, including Evolution, participated in the auction. At the conclusion of the auction, COERT Holdings 1 LLC (“COERT”) was the prevailing bidder at a total purchase price of $35.75 million. On July 19, 2018, Enduro signed a Purchase and Sale Agreement with COERT for the Underlying Properties and all of the outstanding Trust Units owned by Enduro. On July 23, 2018, the Court entered an order authorizing the sale of the properties owned by Enduro and all of Enduro’s Trust Units to COERT. Enduro anticipates the sale to close at the end of August 2018 and expects COERT to assume Enduro’s obligations as the sponsor of the Trust. The Trust has not filed a Chapter 11 petition and expects to continue in the normal course without disruption to the unitholders. Furthermore, Enduro’s bankruptcy and resulting sale are not expected to have an impact on the operations and future cash flows of the Trust.

Distributions Paid or Declared

On July 16, 2018, the distribution of $0.058200 per unit, which was declared on June 19, 2018, was paid to Trust unitholders owning units as of June 29, 2018.

On July 20, 2018, the Trust declared a distribution of $0.043178 per unit to unitholders of record as of July 31, 2018. The distribution is expected to be paid to unitholders on August 14, 2018.

Other

For the distribution paid in July 2018, volumes and revenues that were previously being withheld due to an overpayment by an operator in the Permian Basin from several years ago were repaid in full. See the discussion of these recoupments and their impact on distributions in “Note 8. Permian Basin Operator Adjustment.”

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

In 2017, development activity on the Underlying Properties was focused on the East Texas / North Louisiana area. Operators have enhanced completion technology on Haynesville wells, resulting in improved economics. Based on currently available information, Enduro anticipates 2018 capital expenditures to range from $4 million to $6 million attributable to the Underlying Properties, or $3 million to $5 million net to the Trust’s 80% Net Profits Interest. In July 2018, Enduro elected to participate in 3 horizontal wells targeting the Permian Basin Wolfcamp B formation in Irion and Reagan Counties, Texas. The wells were spud in July 2018 with total estimated capital expenditures net to Enduro of approximately $4.5 million, or $3.6 million net to the Trust’s 80% Net Profits Interest. First production from the wells is anticipated in the first quarter of 2019.

On January 12, 2018, Enduro launched a process to sell all its oil and natural gas assets, including the Underlying Properties and its Trust Units. The Underlying Properties are being sold subject to the Trust’s 80% Net Profits Interest. On May 14, 2018, Enduro entered into a Purchase and Sale Agreement with Evolution Petroleum Corporation (“Evolution”) relating to the sale of the Underlying Properties and all of the outstanding Trust Units owned by Enduro. On May 15, 2018, Enduro and certain of its affiliates filed voluntary petitions for a court-supervised proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). Evolution’s stalking horse purchase agreement and the sale contemplated by the purchase agreement were subject to higher and better bids and Court approval.

Subsequent to June 30, 2018, in connection with the bankruptcy proceedings, Enduro held an auction of its assets, and the prevailing bidder was COERT Holdings 1 LLC (“COERT”). On July 19, 2018, Enduro signed a Purchase and Sale Agreement with COERT for the Underlying Properties and all of the outstanding Trust Units owned by Enduro. On July 23, 2018, the Court entered an order authorizing the sale of the properties owned by Enduro and all of Enduro’s Trust Units to COERT. Enduro anticipates the sale to close at the end of August 2018 and expects COERT to assume Enduro’s obligations as the sponsor of the Trust. The Trust has not filed a Chapter 11 petition and expects to continue in the normal course without disruption to the unitholders. Furthermore, Enduro’s bankruptcy and resulting sale are not expected to have an impact on the operations and future cash flows of the Trust.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
Gross profits:
Oil sales	$10,103,252	$9,818,675	3%
Natural gas sales	3,501,499	2,770,845	26%
Total	13,604,751	12,589,520	8%

Costs:
Direct operating expenses:
Lease operating expenses	6,358,000	5,627,000	13%
Compression, gathering and transportation	441,000	554,000	(20)%
Production, ad valorem and other taxes	957,000	562,000	70%
Development expenses	67,000	1,414,000	(95)%
Total	7,823,000	8,157,000	(4)%

Net profits	$5,781,751	$4,432,520	30%
Less: Net profits of divested properties included in prior period distributions	(52,960)	—	100%
Net profits after adjustments for divested properties	5,728,791	4,432,520	29%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$4,583,033	$3,546,015	29%
Less: Trust general and administrative expenses and cash withheld for expenses	(150,044)	(274,989)	(45)%
Distributable income	$4,432,989	$3,271,026	36%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	171,076	195,617	(13)%
Natural Gas (Mcf)	1,237,647	920,783	34%
Combined (Boe)	377,351	349,081	8%

Average Prices:
Oil - NYMEX (December - February) ($/Bbl)	$61.32	$52.84	16%
Differential	$(2.26)	$(2.65)	(15)%
Oil prices realized ($/Bbl)	$59.06	$50.19	18%

Natural gas - NYMEX (November - January) ($/Mcf)	$2.99	$3.26	(8)%
Differential	$(0.16)	$(0.25)	(36)%
Natural gas prices realized ($/Mcf)	$2.83	$3.01	(6)%

Income from Net Profits Interest for the three months ended June 30, 2018 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from December 2017 through February 2018;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2017 through January 2018; and

•                  direct operating and development expenses primarily related to expenses incurred from January to March 2018.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2018 were $5.8 million compared to $4.4 million for the three months ended June 30, 2017. The $1.3 million increase was primarily due to the following items:

•                  Oil sales increased $0.3 million, which reflected a $1.5 million increase in sales due to higher realized prices, partially offset by a $1.2 million decrease in sales due to reduced sales volumes. The average oil price received increased 18%, primarily due to a 16% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 13% as a result of natural production declines as well as the inclusion in the 2017 period of multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the second quarter of 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes totaled approximately 12,000 Bbls for the same period. Excluding the accumulated receipts for these wells received in the second quarter of 2017, oil cash receipts and volumes would have been $9.0 million and approximately 183,700 Bbls, respectively, for the second quarter of 2017.

•                  Natural gas sales increased $0.7 million, which reflected a $0.9 million increase in sales due to increased realized sales volumes, partially offset by a $0.2 million decrease in sales due to lower realized prices. The average natural gas price decreased 6% due to an 8% decrease in the average NYMEX natural gas price for the relevant production months. Volume increases were driven by the completion of and inclusion of production from development projects in the Elm Grove field of North Louisiana in the three months ended June 30, 2018, which had a 407,600 Mcf and $1.0 million impact on realized volumes and revenues, respectively.

•                  Lease operating expenses increased $0.7 million primarily due to increases in workover and maintenance activity on mature fields in the New Mexico Permian Basin and increased cost of oilfield goods and services.

•                  Compression, gathering and transportation (“CGT”) expenses decreased from $0.6 million for the second quarter of 2017 to $0.4 million for the second quarter of 2018. The decrease in CGT expenses is primarily due to accrual adjustments related to estimated costs incurred.

•                  Production, ad valorem and other taxes increased $0.4 million. As a percentage of revenues, production, ad valorem and other taxes were 7.0% for the three months ended June 30, 2018 compared to 4.5% for the three months ended June 30, 2017. As a percentage of revenues, the lower than normal expenditures in the second quarter of 2017 were primarily due to ad valorem accrual adjustments, resulting from actual 2016 ad valorem taxes that were lower than anticipated. Ad valorem expenses were adjusted downward by $0.3 million in the second quarter of 2017 to reflect the actual 2016 tax payments.

•                  Development expenses decreased $1.3 million as a result of decreased capital projects in the Permian Basin.

In September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. The net proceeds of the sales were paid to Trust unitholders in a special distribution in October 2017. During the second quarter of 2018, $52,960 was deducted from the net profits attributable to the Underlying Properties due to the inclusion in prior period distribution calculations of certain expenses and revenues that related to properties sold as part of these divestitures.

For the three months ended June 30, 2018, the Trust withheld $0.2 million and paid $0.3 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2018 financial statement review fees, and Trustee fees. For the three months ended June 30, 2017, the Trust withheld $0.3 million and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Gross profits:
Oil sales	$24,053,015	$17,800,062	35%
Natural gas sales	8,186,078	5,308,050	54%
Total	32,239,093	23,108,112	40%

Costs:
Direct operating expenses:
Lease operating expenses	16,544,000	11,518,000	44%
Compression, gathering and transportation	1,582,000	1,168,000	35%
Production, ad valorem and other taxes	2,617,000	1,577,000	66%
Development expenses	2,525,000	1,565,000	61%
Total	23,268,000	15,828,000	47%

Net profits	$8,971,093	$7,280,112	23%
Less: General and administrative expenses and other adjustments related to divestitures	(88,243)	—	100%
Net profits after adjustments for divested properties	8,882,850	7,280,112	22%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$7,106,280	$5,824,089	22%
Enduro reserve released for approved development expenses	—	100,000	(100)%
Income from Net Profits Interest	$7,106,280	$5,924,089	20%
Less: Trust general and administrative expenses and cash withheld for expenses	(300,030)	(425,035)	(29)%
Distributable income	$6,806,250	$5,499,054	24%

In 2017, there were two months in which direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. During the six months ended June 30, 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid during the first half of 2018. Revenues and the associated direct operating and development expenses for the two shortfall months therefore are included in the calculation of distributable income detailed in the table above as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)

Underlying Properties Sales Volumes:
Oil (Bbls)	466,775	381,116	22%
Natural Gas (Mcf)	2,878,200	1,911,726	51%
Combined (Boe)	946,476	699,737	35%

Average Prices:
Oil - NYMEX (September - February) ($/Bbl)	$54.59	$49.82	10%
Differential	$(3.06)	$(3.11)	(1)%
Oil prices realized ($/Bbl)	$51.53	$46.71	10%

Natural gas - NYMEX (August — January) ($/Mcf)	$2.97	$3.08	(4)%
Differential	$(0.13)	$(0.30)	(57)%
Natural gas prices realized ($/Mcf)	$2.84	$2.78	2%

Income from Net Profits Interest for the six months ended June 30, 2018 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from July 2017 through February 2018;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from June 2017 through January 2018; and

•                  direct operating and development expenses primarily related to expenses and capital incurred primarily from August 2017 to March 2018.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2018 were $9.0 million compared to $7.3 million for the six months ended June 30, 2017. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months of 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the 2018 results reflected in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the six months ended June 30, 2018. Therefore, several variances between the periods presented are due to the inclusion of eight months of results in the first half of 2018 compared to six months of results in the first half of 2017. The $1.7 million increase was primarily due to the following items:

•                  Oil sales increased $6.3 million, primarily due to higher sales volumes. Oil sales volumes increased 22%, leading to an increase in oil revenues of $4.0 million, primarily due to the inclusion of two additional months of oil sales volumes in the first half of 2018 compared to the first half of 2017. In addition to the inclusion of two additional months of production in the first half of 2018, realized prices increased 10%, driven by higher NYMEX pricing, which generated $2.3 million of additional revenues.

•                  Natural gas sales increased $2.9 million due to higher sales volumes, which increased natural gas sales by $2.7 million, and by higher realized prices, which increased natural gas sales by $0.2 million. The average natural gas price received increased 2% due to tighter differentials for the sales volumes included in the first half of 2018 compared to the first half of 2017. Natural gas volumes increased 51% primarily due to the inclusion of two additional months of gas sales volumes in the first half of 2018 compared to the first half of 2017. In addition, in September 2017, six gross (0.4 net) wells were completed and came online in the Elm Grove field of North Louisiana. Volumes and revenues associated with four of the six gross wells, for which payment was received during the first half of 2018, totaled 594,400 Mcf and $1.5 million, respectively.

•                  Lease operating expenses increased $5.0 million primarily due to the inclusion of two additional months of expenses in the first half of 2018 compared to the first half of 2017. On a per unit basis, lease operating expenses increased from $16.46 per BOE for the first half of 2017 to $17.48 per BOE for the first half of 2018, primarily due to increases in workover and maintenance activity on mature fields in the Permian Basin and increased cost of oilfield goods and services.

•                  CGT expenses increased from $1.2 million for the first half of 2017 to $1.6 million for the first half of 2018. The increase in CGT expenses is primarily attributable to the inclusion of two additional months of expenses in the first half of 2018 compared to the first half of 2017.

•                  Production, ad valorem and other taxes increased $1.0 million primarily due to a $9.1 million increase in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes were 8.1% for the first half of 2018 compared to 6.8% for the first half of 2017.

•                  Development expenses increased $1.0 million as a result of capital development projects in the Elm Grove field of North Louisiana. During the six months ended June 30, 2018, capital expenditures were primarily related to six gross (0.4 net) wells in North Louisiana that were completed and began production during the period. Total incurred capital during the first half of 2018 related to these wells was $1.6 million. Expenses during the first six months of 2017 were minimal due to a lack of capital projects and development activity in the low commodity price environment.

In September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. The net proceeds of the sales were paid to Trust unitholders in a special distribution in October 2017. During the first quarter of 2018, $35,283 in general and administrative expenses incurred and paid by Enduro that were not initially charged to the Trust as part of the special distribution were deducted in calculating the net profits attributable to the Underlying Properties. Further, during the second quarter of 2018, $52,960 was deducted from the net profits attributable to the Underlying Properties due to the inclusion in prior period distribution calculations of certain expenses and revenues that related to properties sold as part of these divestitures. This resulted in total adjustments to the net profits attributable to the Underlying Properties for the first half of 2018 of $88,243.

As discussed in Note 6 of the Notes to the Financial Statements, during 2016, Enduro established a reserve of $850,000 from net profits for approved 2016 development expenses, which reduced the income from Net Profits Interest for that period. During the six months ended June 30, 2017, Enduro released the final $100,000 from the reserve, which increased the income from Net Profits Interest.

For the first six months of 2018, the Trust withheld $0.3 million and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2017 financial statement audit fees, and Trustee fees. For the six months ended June 30, 2017, the Trust withheld $0.4 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, Enduro has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, Enduro has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by Enduro to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to Enduro than those that would be obtained in an arm’s length transaction between Enduro and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At June 30, 2018 and December 31, 2017, the Trust held cash of $59,120 and $366,773 respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

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

Distributions Declared After Quarter End

On July 20, 2018, the Trust declared a distribution of $0.043178 per unit to unitholders of record as of July 31, 2018. The distribution is expected to be paid to unitholders on August 14, 2018.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2018.

Subsequent Events

Enduro Sale Process and Bankruptcy Filing

Enduro’s Chapter 11 bankruptcy process included an extended period of marketing its assets after signing the Purchase and Sale Agreement with Evolution on May 14, 2018. This extended marketing process included an auction with qualified bidders, which was held on July 17, 2018. A total of four qualified bidders, including Evolution, participated in the auction. At the conclusion of the auction, COERT Holdings 1 LLC (“COERT”) was the prevailing bidder at a total purchase price of $35.75 million. On July 19, 2018, Enduro signed a Purchase and Sale Agreement with COERT for the Underlying Properties and all of the outstanding Trust Units owned by Enduro. On July 23, 2018, the Court entered an order authorizing the sale of the properties owned by Enduro and all of Enduro’s Trust Units to COERT. Enduro anticipates the sale to close at the end of August 2018 and expects COERT to assume Enduro’s obligations as the sponsor of the Trust. The Trust has not filed a Chapter 11 petition and expects to continue in the normal course without disruption to the unitholders. Furthermore, Enduro’s bankruptcy and resulting sale are not expected to have an impact on the operations and future cash flows of the Trust.

Distributions Paid or Declared

On July 16, 2018, the distribution of $0.058200 per unit, which was declared on June 19, 2018, was paid to Trust unitholders owning units as of June 29, 2018.

Other

For the distribution paid in July 2018, volumes and revenues that were previously being withheld due to an overpayment by an operator in the Permian Basin from several years ago were repaid in full. See discussion of these recoupments and impact on distributions in “Note 8. Permian Basin Operator Adjustment” of the Notes to Financial Statements.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2017 Annual Report on Form 10-K. No material change to such risk factors occurred during the six months ended June 30, 2018 except as provided below:

Enduro has commenced proceedings under Chapter 11 of the United States Bankruptcy Code and has begun to liquidate, and its ability to perform its obligations to the Trust could be adversely affected as a result.

Enduro has various contractual obligations to the Trust under the Trust Agreement and Conveyance. On May 15, 2018, Enduro and certain of its affiliates filed voluntary petitions for a court-supervised proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). As a result, Enduro is subject to certain restrictions under the United States Bankruptcy Code, as well as supervision of the Court, that could affect its ability to perform its obligations to the Trust. With approval of the Court, Enduro has begun its liquidation process and has sold substantially all of its assets, other than the properties in which the Trust holds a net profits interest and all of the outstanding Trust Units owned by Enduro. While Enduro, with the Court’s approval, has reserved amounts to fund its remaining operations for a specified period, there can be no guarantee that the amounts reserved will be sufficient. Any matter that negatively affects Enduro’s ability to timely perform its obligations to the Trust could have a material adverse effect on the Trust.

Enduro’s obligations under the Trust Agreement and Conveyance are anticipated to be sold to a third party, and delay or termination of the sale could adversely affect the Trust.

In connection with Enduro’s bankruptcy proceedings, on July 19, 2018, Enduro signed a Purchase and Sale Agreement with COERT Holdings 1 LLC (“COERT”) relating to the sale of the properties in which the Trust holds a net profits interest and all of the outstanding Trust Units owned by Enduro. On July 23, 2018, the Court entered an order authorizing the sale of the properties owned by Enduro and all of Enduro’s Trust Units to COERT (the “Sale”). The Sale is anticipated to close by the end of August 2018, with COERT assuming all of Enduro’s obligations under the Trust Agreement and Conveyance.

The Sale is subject to various closing conditions. If any condition to the closing of the Sale is not satisfied or, if permissible, waived, the Sale will not be completed. In addition, satisfying the conditions to the closing of the Sale may take longer than anticipated. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Sale. Any matter that negatively affects Enduro’s or, from and after closing of the Sale, COERT’s ability to timely perform its obligations to the Trust could have a material adverse effect on the Trust.

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

Date: August 8, 2018

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