Form 10-Q
period 2018-09-30
Permianville Royalty Trust
filed 2018-11-09
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35333

PERMIANVILLE ROYALTY TRUST

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2018, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities, and Trust Corpus

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$789,620	$366,773
Net profits interest in oil and natural gas properties, net	84,682,427	93,733,160
Total assets	$85,472,047	$94,099,933
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$85,472,047	$94,099,933
Total liabilities and Trust corpus	$85,472,047	$94,099,933

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Income from net profits interest	$4,939,863	$1,549,611	$12,046,143	$7,473,700
Income from sale of net profits interest on undeveloped acreage	751,732	—	751,732	—
Interest and investment income	1,770	794	5,605	1,626
General and administrative expenses	(173,015)	(138,691)	(784,532)	(538,740)
Cash reserves withheld for Trust expenses	(730,500)	(237,112)	(422,847)	(262,930)
Distributable income	$4,789,850	$1,174,602	$11,596,101	$6,673,656

Distributable income per unit (33,000,000 units)	$0.145147	$0.035594	$0.351397	$0.202232

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Trust corpus, beginning of period	$87,295,654	$99,965,281	$94,099,933	$107,324,542
Cash reserves withheld for Trust expenses	730,500	237,112	422,847	262,930
Distributable income	4,789,850	1,174,602	11,596,101	6,673,656
Distributions to unitholders	(4,789,850)	(1,174,602)	(11,596,101)	(6,673,656)
Amortization of net profits interest	(2,554,107)	(3,609,009)	(9,050,733)	(10,994,088)
Trust corpus, end of period	$85,472,047	$96,593,384	$85,472,047	$96,593,384

 The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                        TRUST ORGANIZATION AND PROVISIONS

Permianville Royalty Trust (the “Trust”), previously known as Enduro Royalty Trust, is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee. As previously disclosed in July 2018, Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the properties in which the Trust holds a net profits interest and all of the outstanding units of beneficial interest in the Trust owned by Enduro, and on August 31, 2018, the parties closed the transaction. In connection with the transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee are parties.

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro sold a total of 24,400,000 Trust Units. As of September 30, 2018, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Amended and Restated Trust Agreement provides, among other provisions, that:

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

•                                          the Sponsor may sell a divided or undivided portion of its interests in the Underlying Properties, free from and unburdened by the Net Profits Interest, if approved by at least 50% of the outstanding Trust Units at a meeting of Trust unitholders;

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2018 and for the three- and nine-months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2018 and December 31, 2017 was $272,408,731 and $263,357,998, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the nine months ended September 30, 2018 or 2017, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis, 16th Floor, Houston, Texas 77002, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.permianvilleroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

PERMIANVILLE ROYALTY TRUST

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
June 19, 2018	June 29, 2018	July 16, 2018	$0.058200
July 20, 2018	July 31, 2018	August 14, 2018	$0.043178
August 21, 2018	August 31, 2018	September 17, 2018	$0.043769
Year to Date - 2018			$0.351397

Nine Months Ended September 30, 2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
June 20, 2017	June 30, 2017	July 17, 2017	$0.015040
July 21, 2017	July 31, 2017	August 14, 2017	$0.011227
August 21, 2017	August 31, 2017	September 15, 2017	$0.009327
Year to Date - 2017			$0.202232

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.                        DEVELOPMENT EXPENSE RESERVE

During 2016, Enduro established a reserve of $850,000 from the calculated net profits interest for approved 2016 development expenses, which was held by Enduro. During the year ended December 31, 2016, there were no development expenses applied against the reserve, and, as a result of lower than anticipated capital expenditures, Enduro released $750,000 of the reserve during 2016, which increased the income from net profits interest. During the first three months of 2017, Enduro released the remaining $100,000 of the reserve. As of September 30, 2018, there is no longer any remaining reserve.

7.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and nine-months ended September 30, 2018 and 2017, the Trust paid $50,000 and $150,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement.  The Trust paid $2,010 to the Delaware Trustee during the nine months ended September 30, 2018. The Trust paid a total of $2,000 to the Delaware Trustee during the nine months ended September 30, 2017.

8.                        2017 DIVESTITURE PROPERTIES HOLD BACK AMOUNT

In September 2017, Enduro completed the sale of certain properties in the Permian Basin.  In connection with the sale, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the August 2018 sale transaction with COERT, Enduro released the Holdback Amount to the Trustee on September 4, 2018.  The Trustee intends to retain the Holdback Amount for the remainder of the Indemnification Term, which will end in October 2019. The Trustee may elect to continue to retain all or a portion of the Holdback Amount beyond the expiration of the Indemnification Term as a cash reserve for future liabilities of the Trust.

9. PERMIAN BASIN OPERATOR ADJUSTMENT

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

During the recoupment period, which began during the second quarter of 2016, Enduro will not receive any revenue payments, and future distribution calculations will not include any volumes or revenues from any of the operator’s properties, until the $1.1 million is fully recovered.

For the nine months ended September 30, 2018, these properties would have contributed approximately 2,100 Bbls, amounting to $137,500 in oil receipts, and 130,500 Mcf, amounting to $460,500 in natural gas receipts. After deducting $236,000 in revenue deductions for taxes and transportation expenses, a total of $362,000 was withheld by the operator for the nine months ended September 30, 2018.

Since the beginning of the recoupment period, in total these properties would have contributed approximately 12,210 Bbls, amounting to $0.5 million in oil receipts, and 417,200 Mcf, amounting to $1.2 million in natural gas receipts. After deducting $0.6 million in revenue deductions for taxes and transportation expenses, a total of $1.1 million has been withheld by the operator through September 30, 2018.

10.                 SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 12, 2018, the distribution of $0.038593 per unit, which was declared on September 18, 2018, was paid to Trust unitholders owning units as of September 28, 2018.

On October 19, 2018, the Trust declared a distribution of $0.007100 per unit to unitholders of record as of October 31, 2018.  The distribution is expected to be paid to unitholders on November 15, 2018.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2017 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of the Sponsor and the Trust, including under the caption “Risk Factors.” All forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to the Sponsor or the Trust or persons acting on behalf of the Sponsor or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview

Permianville Royalty Trust, a statutory trust created in May 2011, completed its initial public offering in November 2011. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

As previously disclosed, in July 2018 Enduro entered into a purchase and sale agreement with COERT for the properties in which the Trust holds a net profits interest and all of the outstanding units of beneficial interest in the Trust owned by Enduro, and on August 31, 2018, the parties closed the transaction. In connection with the transaction, COERT assumed all of Enduro’s obligations under the Amended and Restated Trust Agreement of the Trust and other instruments to which Enduro and the Trustee are parties.

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

Generally, the Sponsor receives cash payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

Outlook

In 2017, development activity on the Underlying Properties was focused on the East Texas / North Louisiana area. Operators have enhanced completion technology on Haynesville wells, resulting in improved economics. Based on currently available information, the Sponsor anticipates 2018 capital expenditures to range from $4 million to $6 million attributable to the Underlying Properties, or $3 million to $5 million net to the Trust’s 80% Net Profits Interest. In July 2018, Enduro, in consultation with the Sponsor before the sale transaction closed, elected to participate in three horizontal wells targeting the Permian Basin Wolfcamp B formation in Irion and Reagan Counties, Texas. The wells were spud in July 2018 with total estimated capital expenditures net to the Sponsor of approximately $4.5 million, or $3.6 million net to the Trust’s 80% Net Profits Interest. First production from the wells is anticipated in the first quarter of 2019.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Gross profits:
Oil sales	$10,751,886	$8,499,560	26%
Natural gas sales	3,211,928	2,618,454	23%
Total	13,963,814	11,118,014	26%

Costs:
Direct operating expenses:
Lease operating expenses	5,531,000	6,058,000	(9)%
Compression, gathering and transportation	639,000	630,000	1%
Production, ad valorem and other taxes	1,121,000	834,000	34%
Development expenses	373,000	1,659,000	(78)%
Total	7,664,000	9,181,000	(17)%

Net profits	$6,299,814	$1,937,014	225%
Less: Net profits of divested properties included in prior period distributions	—	—
Net profits after adjustments for divested properties	6,299,814	1,937,014	225%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$5,039,851	$1,549,611	225%
Permianville Cash Reserve	(99,988)	—
Income from Net Profits Interest	$4,939,863	$1,549,611
Less: Trust general and administrative expenses and cash withheld for expenses	(150,013)	(375,009)	(60)%
Distributable income	$4,789,850	$1,174,602	308%

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	173,661	182,069	(5)%
Natural Gas (Mcf)	1,190,642	959,308	24%
Combined (Boe)	372,101	341,954	9%

Average Prices:
Oil - NYMEX (March - May) ($/Bbl)	$66.41	$49.80	33%
Differential	$(4.50)	$(3.12)	44%
Oil prices realized ($/Bbl)	$61.91	$46.68	33%

Natural gas - NYMEX (February - April) ($/Mcf)	$2.70	$3.03	(11)%
Differential	$(0.00)	$(0.30)	(100)%
Natural gas prices realized ($/Mcf)	$2.70	$2.73	(1)%

Income from Net Profits Interest for the three months ended September 30, 2018 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from March 2018 through May 2018;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from February 2018 through April 2018; and

•                  direct operating and development expenses primarily related to expenses incurred from April to June 2018.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2018 were $6.3 million compared to $1.9 million for the three months ended September 30, 2017. The $4.2 million increase was primarily due to the following items:

•                  Oil sales increased $2.3 million due to higher realized prices, which caused oil sales to increase by $2.6 million.  This increase was offset by reduced sales volumes, which reduced oil sales by $0.4 million. The average oil price received increased by 33%, primarily due to the increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 5% as a result of natural production declines.

•                  Natural gas sales increased $0.6 million, due to increased realized sales volumes.  The average natural gas price decreased 1% due to an 11% decrease in the average NYMEX natural gas price for the relevant production months. Volume increases were driven by the completion of and inclusion of production from development projects in the Elm Grove field of North Louisiana in the three months ended September 30, 2018.

•                  Lease operating expenses decreased $0.5 million primarily due to a decrease in workover and maintenance activity.

•                  Production, ad valorem and other taxes increased $0.3 million, a 34% increase over the 2017 period.  This increase partially due to a 24% increase in produced gas sales. In addition, the  33% increase in average oil price received as described above caused an increase in total oil sales, which also increased the production taxes paid.

•                  Development expenses decreased $1.3 million as a result of decreased capital projects in the Permian Basin.

For the three months ended September 30, 2018, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, attorney fees related to the sale to COERT, and Trustee fees.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Gross profits:
Oil sales	$34,804,901	$26,299,622	32%
Natural gas sales	11,398,006	7,926,504	44%
Total	46,202,907	34,226,126	35%

Costs:
Direct operating expenses:
Lease operating expenses	22,075,000	17,576,000	26%
Compression, gathering and transportation	2,221,000	1,798,000	24%
Production, ad valorem and other taxes	3,738,000	2,411,000	55%
Development expenses	2,898,000	3,224,000	(10)%
Total	30,932,000	25,009,000	24%

Net profits	$15,270,907	$9,217,126	66%
Less: General and administrative expenses and other adjustments related to divestitures	(88,243)	—	100%
Net profits after adjustments for divested properties	15,182,664	9,217,126	65%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$12,146,131	$7,373,700	(65)%
Permianville Cash Reserve	(99,988)	—
Enduro reserve released for approved development expenses	—	100,000
Income from Net Profits Interest	$12,046,143	$7,473,700	61%
Less: Trust general and administrative expenses and cash withheld for expenses	(450,042)	(800,044)	(44)%
Distributable income	$11,596,101	$6,673,656	74%

In 2017, there were two months in which direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. During the nine months ended September 30, 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid during the first three quarters of 2018. Revenues and the associated direct operating and development expenses for the two shortfall months therefore are included in the calculation of distributable income detailed in the table above as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)

Underlying Properties Sales Volumes:
Oil (Bbls)	640,436	563,185	14%
Natural Gas (Mcf)	4,068,842	2,871,034	42%
Combined (Boe)	1,318,577	1,041,691	27%

Average Prices:
Oil — NYMEX (July — May) ($/Bbl)	$57.82	$49.81	16%
Differential	$(3.47)	$(3.11)	12%
Oil prices realized ($/Bbl)	$54.35	$46.70	16%

Natural gas — NYMEX (June — April) ($/Mcf)	$2.90	$3.06	(5)%
Differential	$(0.10)	$(0.30)	(67)%
Natural gas prices realized ($/Mcf)	$2.80	$2.76	1%

Income from Net Profits Interest for the nine months ended September 30, 2018 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from July 2017 through May 2018;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from June 2017 through April 2018; and

•                  direct operating and development expenses primarily related to expenses and capital incurred primarily from August 2017 to June 2018.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2018 were $15.3 million compared to $9.2 million for the nine months ended September 30, 2017. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months of 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the 2018 results reflected in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the nine months ended September 30, 2018. Therefore, several variances between the periods presented are due to the inclusion of eleven months of results in the 2018 period compared to nine months of results in the 2017 period. The $6 million increase was primarily due to the following items:

•                  Oil sales increased $8.5 million, primarily due to higher sales volumes and commodity pricing. Oil sales volumes increased 14%, and oil pricing increased 16% compared to 2017.  This increase is also due to the inclusion of two additional months of oil sales volumes in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•                  Natural gas sales increased $3.5 million due to higher sales volumes, which increased natural gas sales by $3.3 million, and by higher realized prices, which increased natural gas sales by $0.2 million. Natural gas volumes increased 42% primarily due to the inclusion of two additional months of gas sales volumes in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•                  Lease operating expenses increased $4.5 million primarily due to the inclusion of two additional months of expenses in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•                  CGT expenses increased from $1.8 million for the nine months ended September 30, 2017 to $2.2 million for the nine months ended September 30, 2018. The increase in CGT expenses is primarily attributable to the inclusion of two additional months of expenses in the first nine months of 2018 compared to the first nine months of 2017.

•                  Production, ad valorem and other taxes increased $1.3 million primarily due to a $11.9 million increase in total sales revenues. As a percentage of revenues, production, ad valorem and other taxes were 8.1% for the first nine months of 2018 compared to 7.0% for the first nine months of 2017.

•                  Development expenses decreased $0.3 million (10%) as a result of reduced capital development projects.

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

As discussed in Note 6 of the Notes to the Financial Statements, during 2016, Enduro established a reserve of $850,000 from net profits for approved 2016 development expenses, which reduced the income from Net Profits Interest for that period. During the nine months ended September 30, 2017, Enduro released the final $100,000 from the reserve, which increased the income from Net Profits Interest.

For the first nine months of 2018, the Trust withheld $0.5 million and paid $0.8 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2017 financial statement audit fees, and Trustee fees. For the nine months ended September 30, 2017, the Trust withheld $0.8 million and paid $0.5 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At September 30, 2018 and December 31, 2017, the Trust held cash of $789,620 and $366,773 respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In connection with the September 2017 sale of certain properties in the Permian Basin described above, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the August 2018 sale transaction with COERT, Enduro released the Holdback Amount to the Trustee on September 4, 2018.  The Trustee intends to retain the Holdback Amount for the remainder of the Indemnification Term, which will end in October 2019. The Trustee may elect to continue to retain all or a portion of the Holdback Amount beyond the expiration of the Indemnification Term as a cash reserve for future liabilities of the Trust.

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

Distributions Declared After Quarter End

On October 19, 2018, the Trust declared a distribution of $0.0071 per unit to unitholders of record as of October 31, 2018. The distribution is expected to be paid to unitholders on November 15, 2018.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2017 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2018.

Subsequent Events

Distributions Paid or Declared

On October 12, 2018, the distribution of $0.038593 per unit, which was declared on September 18, 2018, was paid to Trust unitholders owning units as of September 28, 2018.

On October 19, 2018, the Trust declared a distribution of $0.0071 per unit to unitholders of record as of October 31, 2018. The distribution is expected to be paid to unitholders on November 15, 2018.

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

The terms of the Net Profits Interest prohibit the Sponsor from entering into hedging arrangements burdening the Trust. Accordingly, the Trust is not subject to risks related to derivative contracts, and therefore cash distributions are subject to the full impact of fluctuations due to changes in oil and natural gas prices as noted above.

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

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement and (ii) the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by the Sponsor, including information relating to results of operations, the costs and revenues attributable to the Trust’s interest under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Net Profits Interest, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2017 Annual Report on Form 10-K. No material change to such risk factors occurred during the nine months ended September 30, 2018.

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

3.1	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3

Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4

Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

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

PERMIANVILLE ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.

By:	/s/ SARAH NEWELL
Sarah Newell
Vice President and Trust Officer

Date: November 9, 2018

The Registrant, Permianville Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust