Form 10-K
period 2018-12-31
Permianville Royalty Trust
filed 2019-03-18
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $90,280,000.

As of March 15, 2019, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Permianville Royalty Trust, while references to “COERT” or “the Sponsor” in this document refer to COERT Holdings 1, LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes (this “Form 10-K”) “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of the Sponsor and regarding future matters relating to the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•                                          uncertainty of estimates of oil and natural gas reserves and production; and

•                                          cost inflation.

Unitholders should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, unless the securities laws require the Trust to do so.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of the Sponsor and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Sponsor or the Trust or persons acting on behalf of the Sponsor or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

In July 2018, Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. COERT is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, and the Arklatex region of Texas and Louisiana.

References to “COERT” or the “Sponsor” in this Form 10-K refer to COERT Holdings 1 LLC, the current sponsor of the Trust, and references to “Enduro” in this Form 10-K refer to Enduro Resource Partners LLC, the original sponsor of the Trust.

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

In connection with the formation of the Trust, the Trust entered into several agreements with Enduro that imposed obligations upon Enduro, including the Conveyance and a Registration Rights Agreement, which COERT assumed in connection with the Sale Transaction. The Trustee has the power and authority under the Trust Agreement to enforce these agreements on behalf of the Trust. Additionally, the Trustee may from time to time supplement or amend the Conveyance and the Registration Rights Agreement without the approval of Trust unitholders in order to cure any ambiguity, to correct or supplement any defective or inconsistent provisions, to grant any benefit to all of the Trust unitholders, to comply with changes in applicable law or to change the name of the Trust. Such supplement or amendment, however, may not materially adversely affect the interests of the Trust unitholders.

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

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

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, the Sponsor has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict the Sponsor from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee is not deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest is determined based on the same price that the Sponsor receives for sales of oil and natural gas production attributable to the Sponsor’s interest in the Underlying Properties. However, if the oil or natural gas is processed, the net profits receive the same processing upgrade or downgrade as the Sponsor.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2018	2017	2016
ConocoPhillips	30%	32%	32%
Occidental Petroleum	19%	22%	19%
Navajo Refining	12%	12%	13%

Competition and Markets

                              The oil and natural gas industry is highly competitive. The Sponsor competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than the Sponsor, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because the Sponsor and the third party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

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

Future prices for oil and natural gas will directly impact Trust distributions, estimates of reserves attributable to the Trust’s interests and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the Trust nor the Sponsor can make reliable predictions of future oil and natural gas supply and demand or future product prices. Nevertheless, lower product prices generally will result in lower distributions, lower estimates of reserves attributable to the Trust’s interests and lower estimated and actual future net revenues to the Trust.

All of the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not affect the Trust.

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 15, 2019.

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

                              At the special meeting of Trust unitholders held on August 30, 2017, unitholders approved amendments to the Trust Agreement. In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro (and, therefore, following the Sale Transaction, the Sponsor) to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from 75% to 50% of the outstanding units of the Trust.

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

Net Profits Interest

The amounts paid to the Trust for the Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly, and 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar month will be paid to the Trust on or before the end of the following month. The Sponsor will not pay to the Trust any interest on the net profits held by the Sponsor prior to payment to the Trust, provided that such payments are timely made.

“Gross profits” means the aggregate amount received by the Sponsor from and after July 1, 2011 from sales of oil and natural gas produced from the Underlying Properties that are not attributable to a production month that occurs prior to June 1, 2011 (after deducting the appropriate share of all royalties and any overriding royalties, production payments and other similar charges (in each case, in existence as of June 1, 2011) and other than certain excluded proceeds, as described in the Conveyance), including all proceeds and consideration received (i) directly or indirectly, for advance payments, (ii) directly or indirectly, under take-or-pay and similar provisions of production sales contracts (when credited against the price for delivery of production) and (iii) under balancing arrangements. Gross profits do not include consideration for the transfer or sale of any Underlying Property by the Sponsor or any subsequent owner to any new owner, unless the Net Profits Interest is released (as is permitted under certain circumstances). Gross profits also do not include any amount for oil or natural gas lost in production or marketing or used by the owner of the Underlying Properties in drilling, production and plant operations.

“Net profits” means, as more fully set forth in the Conveyance, gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by the Sponsor and attributable to the Underlying Properties on or after July 1, 2011 but that are not attributable to a production month that occurs prior to July 1, 2011 (as such items are reduced by any offset amounts, as described in the Conveyance):

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

•                                          all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering the Underlying Properties or the Sponsor’s operations with respect thereto;

•                                          to the extent that the Sponsor is the operator of certain of the Underlying Properties and there is no operating agreement covering such portion of the Underlying Properties, those overhead, administrative or indirect charges that are allocated by the Sponsor to such portion of the Underlying Properties;

•                                          if, as a result of the occurrence of the bankruptcy or insolvency or similar occurrence of any purchaser of hydrocarbons produced from the Underlying Properties, any amounts previously credited to the determination of the net profits are reclaimed from the Sponsor, then the amounts reclaimed;

•                                          all costs and expenses for recording the Conveyance and, at the applicable times, terminations and/or releases thereof;

•                                          amounts previously included in gross profits but subsequently paid as a refund, interest or penalty; and

•                                          at the option of the Sponsor (or any subsequent owner of the Underlying Properties), amounts reserved for approved development expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross profits when actually incurred).

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

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross profits:

•                                          any proceeds that are withheld for any reason (other than at the request of the Sponsor) are not considered received until such time that the proceeds are actually collected;

•                                          amounts received and promptly deposited with a non-affiliated escrow agent will not be considered to have been received until disbursed to the Sponsor by the escrow agent; and

•                                          amounts received and not deposited with an escrow agent will be considered to have been received.

The Trustee is not obligated to return any cash received from the Net Profits Interest. Any overpayments made to the Trust by the Sponsor due to adjustments to prior calculations of net profits or otherwise will reduce future amounts payable to the Trust until the Sponsor recovers the overpayments plus interest at a prime rate (as described in the Conveyance).

The Conveyance generally permits the Sponsor to transfer without the consent or approval of the Trust unitholders all or any part of its interest in the Underlying Properties, subject to the Net Profits Interest. The Trust unitholders are not entitled to any proceeds of a sale or transfer of the Sponsor’s interest. Except in certain cases where the Net Profits Interest is released, following a sale or transfer, the Underlying Properties will continue to be subject to the Net Profits Interest, and the gross profits attributable to the transferred property will be calculated, paid and distributed by the transferee to the Trust. The Sponsor will have no further obligations, requirements or responsibilities with respect to any such transferred interests.

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest

As the designated operator of a property included in the Underlying Properties, the Sponsor may enter into farm-out, operating, participation and other similar agreements to develop the property, but any transfers made in connection with such agreements will be made subject to the Net Profits Interest. The Sponsor may enter into any of these agreements without the consent or approval of the Trustee or any Trust unitholder.

The Sponsor has the right to release, surrender or abandon its interest in any Underlying Property that will no longer produce (or be capable of producing) hydrocarbons in paying quantities (determined without regard to the Net Profits Interest). Upon such release, surrender or abandonment, the portion of the Net Profits Interest relating to the affected property will also be released, surrendered or abandoned, as applicable. The Sponsor also has the right to abandon an interest in the Underlying Properties if (a) such abandonment is necessary for health, safety or environmental reasons or (b) the hydrocarbons that would have been produced from the abandoned portion of the Underlying Properties would reasonably be expected to be produced from wells located on the remaining portion of the Underlying Properties.

The Sponsor must maintain books and records sufficient to determine the amounts payable for the Net Profits Interest to the Trust. Monthly and annually, the Sponsor must deliver to the Trustee a statement of the computation of the net profits for each computation period. The Trustee has the right to inspect and review the books and records maintained by the Sponsor during normal business hours and upon reasonable notice. The Sponsor has further agreed to provide the Trust and Trustee with all information and services as are reasonably necessary to fulfill the purposes of the Trust, including such accounting, bookkeeping and informational services as may be necessary for the preparation of reports the Trust is required to prepare or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold.

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

The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Trust unitholders that are “controlled foreign corporations” or “passive foreign investment companies”; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Trust Units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Trust Units; expatriates and certain former citizens or long-term residents of the United States; U.S. Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Trust Units as a position in a hedging transaction, “straddle”, “conversion transaction” or other risk reduction transaction; or persons deemed to sell the Trust Units under the constructive sale provisions of the Code. Each Trust unitholder should consult his or her own tax advisor with respect to his or her particular circumstances.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Trust unitholders in the preparation of their federal and state income tax returns. This tax information booklet can be obtained at www.permianvilleroyaltytrust.com.

Environmental Matters and Regulation

General. For purposes of the discussion in this section, the oil and natural gas production operations conducted on the properties that are subject to the Net Profits

Interest are referred to as the “Sponsor’s operations.” The Sponsor’s oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose significant obligations on the Sponsor’s operations, including requirements to:

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

Failure to comply with environmental laws and regulations may result in the assessment of significant administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Sponsor’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The Sponsor has advised the Trustee that it believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. While the Trump Administration has taken steps aimed at reducing federal regulatory burdens and costs for oil and natural gas production operations, the recent trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on the Sponsor’s development expenses, results of operations and financial position. The Sponsor may be unable to pass on those increases to its customers. Moreover, accidental releases or spills may occur in the course of the Sponsor’s operations, and there can be no assurance that the Sponsor will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of certain existing environmental, health and safety laws and regulations to which the Sponsor’s business operations are subject.

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Sponsor generates materials in the course of its operations that may be regulated as hazardous substances.

The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. In accordance with a December 2016 settlement agreement, the EPA agreed to decide by March 2019 whether to revise the EPA’s current determination exempting oil and gas wastes from regulation as hazardous waste under RCRA. While the EPA has not taken any action toward changing the status of oil and gas wastes under RCRA, any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the Trust unitholders. In addition, the Sponsor generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

The properties upon which the Sponsor conducts its operations have been used for oil and natural gas exploration and production for many years. Although the Sponsor and, as applicable, the Sponsor’s predecessor, Enduro, may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which the Sponsor conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the properties upon which the Sponsor conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the Sponsor’s control. These properties and the petroleum hydrocarbons and wastes disposed or released at or from these properties may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Sponsor could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

                              Water discharges. The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into “waters of the United States” is prohibited, except in accordance with the terms of a permit issued by EPA and/or an analogous state agency. The term “waters of the United States” has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“ACE”). CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System (“NPDES”) permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

In September 2015, new EPA and ACE rules defining the scope of the “waters of the United States,” and the EPA’s and the ACE’s jurisdiction, became effective (“2015 Rule”). The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in 22 states. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United States Supreme Court rulings are in effect.   On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule (“2018 Pre-Proposal Rule”). The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and COERT could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States.

Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Spill prevention, control and countermeasure (“SPCC”) plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. In June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTWs”). Unconventional oil and gas extraction facilities can send wastewater to a private wastewater treatment facility that can either discharge treated wastewater or send it to a POTW. The EPA is conducting a related study of treatment of oil and gas extraction wastewater at private wastewater treatment facilities. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs to the Sponsor. In addition, naturally occurring radioactive material (“NORM”) is brought to the surface in connection with oil and gas production. Concerns have arisen over traditional NORM disposal practices (including discharge through publicly owned treatment works into surface waters), which may increase the costs associated with management of NORM.

The Oil Pollution Act of 1990, as amended, or OPA, amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. OPA requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, the Sponsor’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments, including in Texas, have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. No assurance can be given as to whether or not similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located.

                              Air emissions. The federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting and regulatory programs and also impose various monitoring and reporting requirements. These laws and regulations may require the Sponsor to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, the EPA in 2012 adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been, or are likely to be, challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. The United States ratified the Paris Agreement in September 2016; however, the country’s future participation in the Paris Agreement is uncertain. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, but that it may enter into a future international agreement related to GHGs. In August 2017, the State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. Such withdrawal has not yet been finalized, and whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement.

Both houses of Congress have actively considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict when Congress may pass climate change legislation, any future federal or state laws that may be adopted to address GHG emissions could require the Sponsor to incur increased operating costs and could adversely affect demand for the oil and natural gas the Sponsor produces.

The EPA has also taken regulatory action aimed at reducing GHG emissions. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court held that GHG emissions alone cannot trigger an obligation to obtain a federal air permit, but the Court upheld EPA’s authority to regulate GHG emissions from major stationary sources where emissions of traditional criteria pollutants exceed federal permitting thresholds. In November 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. Meanwhile, as noted above, in June 2016 the EPA finalized the Methane Rule. Following the 2016 presidential election and change in administrations, however, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. Although the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the Sponsor’s operations. In addition to these regulatory developments, recent judicial decisions that have allowed certain tort claims alleging property damage to proceed against GHG emissions sources may increase the Sponsor’s litigation risk for such claims. The adoption of any future regulations that require reporting of GHGs or otherwise limit emissions of GHGs from the equipment and operations of the Sponsor could require the Sponsor to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with its operations, and such requirements also could adversely affect demand for the oil and natural gas that the Sponsor produces.

Legislation or regulations that may be adopted to address climate change could also affect the markets for the Sponsor’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher greenhouse gas emitting energy sources, the Sponsor’s products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. In August 2015, the EPA issued standards designed to limit GHG emissions from new power plants as well as the Clean Power Plan aimed at reducing GHG emissions from existing power plants. In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending judicial review, and President Trump has been vocal in opposition to the Clean Power Plan. In October 2017, following a review directed by President Trump’s Energy Independence Executive Order, the EPA proposed to repeal the Clean Power Plan regulations. To the extent that its products are competing with lower greenhouse gas emitting energy, the Sponsor’s products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. The Sponsor cannot predict with any certainty at this time how these possibilities may affect its operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by the Sponsor or otherwise cause the Sponsor to incur significant costs in preparing for or responding to those effects.

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

Endangered Species Act. The federal Endangered Species Act and similar state statutes restrict activities that may affect endangered and threatened species or their habitats. The presence of endangered species or designation of previously unidentified endangered or threatened species could cause the Sponsor to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas.

Employee health and safety. The operations of the Sponsor are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Where You Can Find Other Information

We maintain a website at http://www.permianvilleroyaltytrust.com. The Trust’s filings under the Exchange Act are available at our website and are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic copies of its recent filings free of charge to the Trust unitholders upon request to the Trustee.

Item 1A.                 Risk Factors.

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

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

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced, and the terms of the Conveyance of the Net Profits Interest prohibit the Sponsor from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest is unhedged, and the amount of the cash distributions is subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

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

                        The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2018 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2018 as required by the SEC. The applicable prices for 2018 were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas.

Third party operators are the operators of substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2018, substantially all of the wells on the Underlying Properties were operated by third party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of the Sponsor’s control, including:

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

Following the Sale Transaction, some third-party operators of the Underlying Properties have encountered delays in transitioning their reporting processes from Enduro to the Sponsor. As a result of such delays, production and revenues with respect to certain periods may be lower than expected, which would adversely affect amounts available for distribution to unitholders during this transition period. As delayed payments are received by the Sponsor, amounts available for distribution to unitholders may increase in certain months; however, such increased amounts would not be indicative of distributions that may be received in the future.

Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

The process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond the Trust’s, the Sponsor’s and the third party operators’ control, including risks that could delay the operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

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

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to the Sponsor and, therefore, have no managerial, contractual or other ability to influence the Sponsor’s or the third party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Third party operators operate substantially all of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

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

Enduro acquired the Underlying Properties through various acquisitions in late 2010 and early 2011. The Sponsor acquired Enduro’s interests in the Underlying Properties pursuant to the Sale Transaction that closed in August 2018. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. The Sponsor does not obtain title insurance covering mineral leaseholds, and the Sponsor’s failure to cure any title defects may cause the Sponsor to lose its rights to production from the Underlying Properties. If a material title problem were to arise, profits available for distribution to Trust unitholders, and the value of the Trust Units, may be reduced.

The Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

The Sponsor at any time may transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may, along with the third party operators, abandon individual wells or properties reasonably believed to be not economically viable. Trust unitholders will not be entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest will continue to burden the transferred property and net profits attributable to such property will be calculated as part of the computation of net profits. The Sponsor may delegate to the transferee responsibility for all of the Sponsor’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred.

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for 0.25% or less of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest

The third party operators and the Sponsor may enter into farm-out, operating, participation and other similar agreements to develop the property without the consent or approval of the Trustee or any Trust unitholder.

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

Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Neither the Sponsor nor, to the Sponsor’s knowledge, the third party operators have a contractual obligation to develop or otherwise pay development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which the Sponsor is not designated as the operator, the Sponsor has limited control over the timing or amount of those development expenses. The Sponsor also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case the Sponsor and the Trust will not receive the production resulting from such development expenses. If the operators of the Underlying Properties do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Sponsor or estimated in the reserve report.

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

An increase in the differential between the price realized by the Sponsor for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the profits to the Trust and, therefore, the cash distributions by the Trust and the value of Trust Units.

The prices received for the Sponsor’s oil and natural gas production usually fall below the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. The Sponsor cannot accurately predict oil or natural gas differentials. Increases in the differential between the realized price of oil and natural gas and the benchmark price for oil and natural gas could reduce the profits to the Trust, the cash distributions by the Trust and the value of the Trust Units.

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

The amount of oil and natural gas that may be produced and sold from a well is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil and natural gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, the operators of the Underlying Properties receive only limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If the operators of the Underlying Properties are forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders similarly would be reduced due to the reduction of profits from the sale of production.

Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.

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

The Sponsor may sell Trust Units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust Units.

The Sponsor holds an aggregate of 8,600,000 Trust Units. The Sponsor may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. The Trust has granted registration rights to the Sponsor, which, if exercised, would facilitate sales of Trust Units by the Sponsor.

The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil and natural gas production from the Underlying Properties and the timing and amount of direct operating expenses and development expenses. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the Net Profits Interest to a third-party buyer. In addition, the market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid with respect to the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

As working interest owners in, and the operators of certain wells on, the Underlying Properties, the Sponsor and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•                                          The Sponsor’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which the Sponsor acts as the operator. The Sponsor also may make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include reducing development expenses on properties for which the Sponsor acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•                                          The Sponsor may sell some or all of the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack the Sponsor’s experience or its creditworthiness. The Sponsor also has the right, under certain circumstances, to cause the Trustee to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.

•                                          The Sponsor may sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. Additionally, the Sponsor can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders. The Sponsor is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

 The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee.

The affairs of the Trust are administered by the Trustee. The voting rights of a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the Trust Units present in person or by proxy at a meeting of such holders where a quorum is present, including Trust Units held by the Sponsor, called by either the Trustee or the holders of not less than 10% of the outstanding Trust Units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of holders of a significant percentage of total Trust Units.

Trust unitholders have limited ability to enforce provisions of the Net Profits Interest, and the Sponsor’s liability to the Trust is limited.

The Trust Agreement permits the Trustee to sue the Sponsor or any other future owner of the Underlying Properties to enforce the terms of the Conveyance creating the Net Profits Interest. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue the Sponsor or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue the Sponsor or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, the Sponsor will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct.

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

                                    The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. For example, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”).  Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

The Trust will indirectly bear 80% of all costs and expenses paid by the Sponsor, including those related to environmental compliance and liabilities associated with the Underlying Properties, including costs and liabilities resulting from conditions that existed prior to the Sponsor’s acquisition of the Underlying Properties unless such costs and expenses result from the operator’s negligence or misconduct. In addition, as a result of the increased cost of compliance, the operators of the Underlying Properties may decide to discontinue drilling.

Neither the Sponsor nor the Trust is generally entitled to, nor required to provide, indemnity to third party operators with respect to pollution liability and associated environmental remediation costs. However, the Sponsor may be required to provide, and may be entitled to, indemnity from third party operators with respect to such liabilities and costs in the event of the other party’s gross negligence or misconduct. In addition, the Sponsor, as the assignee of Enduro, has agreed to assume certain environmental liabilities of prior owners of the Underlying Properties in connection with the purchase thereof.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

The Sponsor maintains insurance coverage against potential losses that it believes is customary in its industry. The Sponsor currently maintains general liability insurance and excess liability coverage. The Sponsor’s excess liability coverage and general liability insurance do not have deductibles. The general liability insurance covers the Sponsor and its subsidiaries for legal and contractual liabilities arising out of bodily injury or property damage, including any resulting loss of use to third parties, and for sudden and accidental pollution or environmental liability, while the excess liability coverage is in addition to and triggered if the general liability per occurrence limit is reached. In addition, the Sponsor maintains control of well insurance with per occurrence limits depending on the status of the well and deductibles consistent with industry standards. The Sponsor’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence the Sponsor or control the operations or development of the Underlying Properties. However, the Trust unitholders may indirectly benefit from the Sponsor’s insurance coverage to the extent that insurance proceeds offset or reduce any costs or expenses that are deducted when calculating the net profits attributable to the Trust.

The Sponsor does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, the Sponsor believes its general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. In addition, these policies do not provide coverage for all liabilities, and there can be no assurance that the insurance coverage will be adequate to cover claims that may arise or that the Sponsor will be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production, hydraulic fracturing operations, or related activities.

The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

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

The oil and gas industry is a direct source of certain greenhouse gas (“GHG”) emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact future operations on the Underlying Properties. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climate changes. Based on these findings, the agency has begun adopting and implementing regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted rules that regulate emissions of GHGs from certain large stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states.

In June 2014, the U.S. Supreme Court held that GHG alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA’s authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for GHG in their permit. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities.

In June 2016, the EPA published a final rule adopting New Source Performance Standards (“NSPS”) for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. While the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation, and the Underlying Properties may be subject to these requirements or become subject to them in the future.

In addition, from time to time the U.S. Congress has from considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap -and -trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment or operations of the operators of the Underlying Properties could require the operators to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with their operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over hydraulic fracturing. In December 2016 the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources. The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited EPA’s ability to fully assess the potential impacts to drinking water resources.

                                    In 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been, or are likely to be, challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, the Sponsor’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments, including in Texas, have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. Similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located.

If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas, Louisiana or New Mexico, such legal requirements could make it more difficult or costly for the Sponsor or the third party operators to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the operators are ultimately able to produce in commercially paying quantities from the Underlying Properties, and could increase the cycle times and costs to receive permits, delay or possibly preclude receipt of permits in certain areas, impact water usage and waste water disposal and require air emissions, water usage and chemical additives disclosures.

The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

The Sponsor has various contractual obligations to the Trust under the Trust Agreement and Conveyance. Restrictions under the Sponsor’s debt agreements, including certain covenants, financial ratios and tests, could impair its ability to fulfill its obligations to the Trust. The requirement that the Sponsor comply with these restrictive covenants and financial ratios and tests may materially adversely affect its ability to react to changes in market conditions, take advantage of business opportunities it believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in its business which may, in turn, impair the Sponsor’s operations and its ability to perform its obligations to the Trust under the Trust Agreement and Conveyance. If the Sponsor is unable to perform its obligations to the Trust under the Trust Agreement or Conveyance, it could have a material adverse effect on the Trust.

The bankruptcy of the Sponsor or any of the third party operators could impede the operation of the wells and the development of the proved undeveloped reserves.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution will be highly dependent on the financial condition of the operators of the Underlying Properties. None of the operators of the Underlying Properties, including the Sponsor, has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

The ability to develop and operate the Underlying Properties depends on the future financial condition and economic performance and access to capital of the operators of those properties, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of the Sponsor and the third party operators. The Sponsor is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about the Sponsor.

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

In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.

The Sponsor and the Trust believe that, in a bankruptcy of the Sponsor, the Net Profits Interest would be viewed as a separate property interest under Texas law and, as such, outside of the Sponsor’s bankruptcy estate. However, to the extent that were not the case, or to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of the Sponsor, in which case the Trust would be an unsecured creditor of the Sponsor at risk of losing the entire value of the Net Profits Interest to senior creditors.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s business operations.

In recent years, the Sponsor has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. the Sponsor relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the Sponsor’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Any cyber-attack could have a material adverse effect on the Sponsor’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to the Sponsor to implement further data protection measures.

In addition to the risks presented to the Sponsor’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the Sponsor’s ability to control, but could have a material adverse effect on the Sponsor’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

                                                Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.

The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Neither the Sponsor nor the Trustee has requested a ruling from the IRS regarding the tax status of the Trust, and neither the Sponsor nor the Trust can provide any assurance that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit.

Trust unitholders should be aware of the possible state tax implications of owning Trust Units.

Unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to such unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

The Trust generally allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred. It is possible that the IRS could disagree with this allocation method and could assert that income and deductions of the Trust should be determined and allocated on a daily or prorated basis, which could require adjustments to the tax returns of the Trust unitholders affected by the issue and result in an increase in the administrative expense of the Trust in subsequent periods.

Trust unitholders should consult their tax advisors as to the specific tax consequences of the ownership and disposition of the of the Trust Units, including the applicability and effect of U.S. federal, state, local, and foreign income and other tax laws in light of their particular circumstances.

Item 1B.                        Unresolved Staff Comments.

None.

Item 2.                                 Properties.

Description of the Underlying Properties

The Underlying Properties consist of producing and non-producing interests in oil and natural gas units, wells and lands in Texas, Louisiana and New Mexico. The Underlying Properties include a portion of the assets in east Texas and north Louisiana acquired by Enduro from Denbury Resources Inc. in December 2010, and all of the assets in the Permian Basin of New Mexico and west Texas acquired by Enduro from Samson Investment Company and ConocoPhillips Company in January 2011 and February 2011, respectively. In August 2018, the Sponsor purchased the Underlying Properties from Enduro and assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. The Underlying Properties are divided into two geographic regions: the Permian Basin region and East Texas/North Louisiana region.

As of December 31, 2018, the Underlying Properties had proved reserves of 18.4 MMBoe and 82% and 95% of the volumes and PV-10 value were attributable to proved developed reserves, respectively. Substantially all of the 18.4 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2018, the Sponsor held average working interests of approximately 21% and 17% and average net revenue interests of approximately 22% and 16% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2018. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2018 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2018 and 2017:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2018
Proved Developed Producing	3,954	9,656	5,563	$101,036	10,856	25,486	15,104	$126,295
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	219	6,707	1,337	9,973	524	16,688	3,305	6,700
2017
Proved Developed Producing	3,055	6,936	4,211	$66,094	9,882	21,422	13,453	$82,619
Proved Developed Non-Producing	—	14	2	30	1	38	7	37
Proved Undeveloped	42	82	56	818	148	290	196	1,022

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.
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

	2018	2017	2016
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.48

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2018, proved undeveloped reserves of the Underlying Properties increased 3,109 MMBoe due to an increase in the development of the Wolfcamp shale in the Permian Basin of west Texas and increasing activity in the Haynesville shale of Louisiana, as well as an increase in the average oil price used to estimate future net reserves. During 2018, 6 gross (0.5 net) wells were drilled and as a result of ongoing development activity, 10 gross (1.4 net) wells were added as proved undeveloped reserves at December 31, 2018. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2018:

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance — December 31, 2017	148	290	196
Development	376	16,398	3,109
Revisions and Other	—	—	—
Balance — December 31, 2018	524	16,688	3,305

(1)              Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total number of wells or acres in the Underlying Properties and “net” refers to gross wells or acres multiplied by the percentage working interest owned by the Sponsor and in turn attributable to the Underlying Properties. All of the acreage comprising the Underlying Properties is held by production. Although many wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2018:

	Acres
	Gross	Net
Permian Basin	123,367	36,580
East Texas/North Louisiana	12,629	4,899
Total	135,996	41,479

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2018:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,356	691	94	20
East Texas/North Louisiana	—	—	298	64
Total	3,356	691	392	84

(1)            The Sponsor’s total producing wells include 17 operated wells and 3,731 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	6	0.5	8	1.3	9	0.9
Dry holes	—	—	—	—	—	—
	6	0.5	8	1.3	9	0.9
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	6	0.5	8	1.3	9	0.9
Dry holes	—	—	—	—	—	—
	6	0.5	8	1.3	9	0.9

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	—	—	6	0.5	—	—
Dry holes	—	—	—	—	—	—
	—	—	6	0.5	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	—	—	6	0.5	—	—
Dry holes	—	—	—	—	—	—
	—	—	6	0.5	—	—

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 72% of the future production from the Underlying Properties is expected to be oil and approximately 28% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,367 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2018). Each of the following fields individually account for more than 15 percent of the Underlying Properties reserves as of December 31, 2018.

•                                          The largest field area in the Permian Basin region is the Eunice Monument field, which primarily consists of the North Monument Grayburg Unit. The North Monument Grayburg Unit was discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument area were 2.4 MMBoe as of December 31, 2018. The operators of the Eunice Monument area are Apache Corporation and XTO Energy.

•                                          The second largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.1 MMBoe as of December 31, 2018.

The following table shows the average sales price and lease operating expenses for any field that individually accounted for more than 15 percent of the Underlying Properties’ reserves as of the end of the respective period. The figures presented for the largest fields in the Permian Basin of west Texas and New Mexico below relate to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2018, 2017 and 2016.

		Year Ended December 31,
		2018	2017	2016
Eunice Monument Area	Oil Average Sales Price per Bbl	$60.33	$46.09	$38.94
	Natural Gas Average Sales Price per Mcf	$3.62	$3.28	$2.65
	Average Lease Operating Expense per Boe	$19.86	$17.86	$18.53

Lost Tank	Oil Average Sales Price per Bbl	$58.85	$48.21	$37.57
	Natural Gas Average Sales Price per Mcf	$3.04	$2.72	$1.93
	Average Lease Operating Expense per Boe	$9.51	$4.46	$4.72

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,629 gross (4,899 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and BHP Billiton Ltd.; the Kingston field, operated by EXCO Resources and Indigo Resources, LLC; and the Stockman field, operated by COERT. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 3.7 MMBoe and 0.12 MMBoe, respectively, as of December 31, 2018.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2018, 2017, and 2016.

		Year Ended December 31,
		2018	2017	2016
Permian Basin	Oil Sales Volumes (Bbls)	797,614	617,894	791,459
	Natural Gas(1) Sales Volumes (Mcf)	2,458,036	1,865,321	2,503,998
	Total Sales Volumes (Boe)	1,207,287	928,781	1,208,792
	Oil Average Sales Price per Bbl	$55.19	$46.30	$38.41
	Natural Gas Average Sales Price per Mcf	$3.12	$2.78	$2.04
	Average Lease Operating Expense per Boe	$26.11	$19.06	$16.59
	Proved Reserves (MBoe)	14,590	11,979	9,480

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	2,616	3,922	4,937
	Natural Gas(1) Sales Volumes (Mcf)	2,543,104	1,320,851	1,993,351
	Total Sales Volumes (Boe)	426,467	224,064	337,162
	Oil Average Sales Price per Bbl	$50.09	$45.84	$37.23
	Natural Gas Average Sales Price per Mcf	$3.73	$2.74	$2.10
	Average Lease Operating Expense per Boe	$9.43	$8.40	$7.03
	Proved Reserves (MBoe)	3,819	1,677	672

Total	Oil Sales Volumes (Bbls)	800,230	621,816	796,396
	Natural Gas(1) Sales Volumes (Mcf)	5,001,140	3,186,172	4,497,349
	Total Sales Volumes (Boe)	1,633,754	1,152,845	1,545,954
	Oil Average Sales Price per Bbl	$55.04	$46.29	$38.40
	Natural Gas Average Sales Price per Mcf	$2.84	$2.76	$2.07
	Average Lease Operating Expense per Boe	$21.76	$16.98	$14.50
	Proved Reserves (MBoe)	18,409	13,656	10,152

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

The Sponsor generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest

Title to Properties

The properties comprising the Underlying Properties are or may be subject to one or more of the burdens and obligations described below. To the extent that these burdens and obligations affect the Sponsor’s rights to production or the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Underlying Properties.

The Sponsor’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject to one or more of the following:

•                                          royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;

•                                          overriding royalties, production payments and similar interests and other burdens created by the Sponsor’s predecessors in title;

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

•                                          conventional rights of reassignment that obligate the Sponsor to reassign all or part of a property to a third party if the Sponsor intends to release or abandon such property;

•                                          preferential rights to purchase or similar agreements and required third party consents to assignments or similar agreements;

•                                          obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and

•                                          rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including the Sponsor’s interests and the Net Profits Interest.

The Sponsor has informed the Trustee that the Sponsor believes the burdens and obligations affecting the properties comprising the Underlying Properties are conventional in the industry for similar properties. The Sponsor has also informed the Trustee that the Sponsor believes the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the Net Profits Interest or its value.

To give third parties notice of the Net Profits Interest, Enduro recorded the Conveyance in Texas, Louisiana and New Mexico in the real property records in each Texas, Louisiana or New Mexico county in which the Underlying Properties are located, or in such other public records of those states as required under applicable law to place third parties on notice of the Conveyance.

In a bankruptcy of the Sponsor, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of the Sponsor, in which case the Trust would be an unsecured creditor of the Sponsor at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico” in Item 1A of this Form 10-K.

                               The Sponsor believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such Underlying Properties or Net Profits Interest. Under the terms of the Conveyance creating the Net Profits Interest, the Sponsor has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties” in Item 1A of this Form 10-K.

Item 3.                                 Legal Proceedings.

Currently, there are not any legal proceedings pending to which the Trust is a party or of which any of its property is the subject. The foregoing does not address any legal proceedings to which the Sponsor or any of the third-party operators may be a party or subject or that may otherwise relate to or affect any of the Underlying Properties or the operations of any of the operators of the Underlying Properties.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                   Market for Registrant’s Trust Units, Related Unitholder Matters and Issuer Purchases of Trust Units.

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2018, there were 33,000,000 Trust Units outstanding. On March 8, 2019, there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the tenth business day after the record date (or the next succeeding business day). For further information on distributions to unitholders, see Note 7 of the Notes to Financial Statements in Item 8 of this Form 10-K.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2018.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2018.

Item 6.                   Selected Financial Data.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 7.                   Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements. Please refer to “Forward-Looking Statements” for an explanation of these types of statements.

Overview

Permianville Royalty Trust, previously known as Enduro Royalty Trust, a statutory trust created in May 2011, completed its initial public offering in November 2011. The Trust’s only asset and source of income is the Net Profits Interest, which entitles the Trust to receive 80% of the net profits from oil and natural gas production from the Underlying Properties. The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the tenth business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

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

2018 Recap and 2019 Outlook

In July 2018, Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the properties in which the Trust holds a net profits interest and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. COERT is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, and the Arklatex region of Texas and Louisiana.

The average realized oil and gas prices received for the production months included in 2018 distributions increased 19% and 3%, respectively, from the prior year as a result of the corresponding increase in the average NYMEX oil price and average NYMEX gas price for the relevant production months.

In 2018, development activity on the Underlying Properties was focused on the Permian Basin area. The increase in oil and natural prices along with technology improvements and multi-zone development have allowed operators to increase horizontal drilling activities in the Permian Basin. A significant majority of the capital expenditures incurred in 2018 were focused on the Permian Basin area, with six gross (0.5 net) wells drilled during 2018.

The operators of the properties underlying the Trust continue to evaluate planned capital expenditures during 2019, but based on currently available information, the Sponsor anticipates 2019 capital expenditures to range from $5 million to $7 million attributable to the properties in which the Trust owns a net profits interest, or $4 million to $6 million net to the Trust’s 80% net profits interest.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2018, 2017, and 2016.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2018:
January	180,603	876,698	$44.89	$2.84
February	52,890	353,764	$47.83	$2.87
March	62,006	410,091	$53.29	$2.87
April	58,843	480,736	$55.79	$2.73
May	59,699	397,208	$60.77	$2.87
June	52,534	359,703	$60.77	$2.92
July	59,985	395,489	$60.21	$3.02
August	55,566	394,953	$62.81	$2.50
September	58,110	400,200	$62.82	$2.58
October	56,432	423,439	$56.64	$2.73
November(1)	52,433	92,537	$59.71	$5.65
December	50,929	416,322	$57.19	$2.71
Total—2018(2)	800,230	5,001,140	$55.04	$2.84
2017:
January	61,130	257,711	$41.10	$2.41
February	63,737	261,379	$45.04	$2.63
March	60,632	471,853	$42.85	$2.61
April	74,925	308,189	$51.25	$2.50
May	62,978	306,811	$49.07	$3.05
June	57,714	305,783	$50.05	$3.48
July	63,106	291,314	$47.42	$3.01
August	59,930	309,909	$47.45	$2.48
September	59,033	358,085	$45.11	$2.71
October	58,631	315,138	$42.40	$2.78
Total—2017(3)	621,816	3,186,172	$46.29	$2.76
2016:
January	70,206	406,853	$44.37	$2.44
February	70,104	415,239	$45.03	$2.33
March	68,223	486,540	$40.28	$2.55
April	66,130	365,158	$33.55	$1.88
May	69,156	392,316	$29.06	$1.85
June	64,393	361,611	$27.89	$1.87
July	69,118	337,869	$33.32	$1.81
August	65,679	357,235	$36.44	$1.56
September	65,223	311,904	$42.20	$1.90
October	63,325	378,239	$45.24	$1.85
November	63,585	349,412	$41.83	$2.04
December	61,254	334,973	$41.85	$2.47
Total—2016	796,396	4,497,349	$38.40	$2.07

(1)         In November 2018, due to reporting delays from operators associated with the transition of ownership from Enduro to the Sponsor, the average price of natural gas from the Underlying Properties is not comparable to other months presented.

(2)         In 2017, there were two months in which direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. In January 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid in January 2018. As a result, sales volumes for November and December 2017 have been included in the sales volumes for January 2018.

(3)         The year ended December 31, 2017 does not include sales volumes for November and December as the Trust did not pay a distribution in those months as the net profits interest calculation for such periods was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2018, 2017, and 2016 was determined as shown in the following table:

	Year Ended December 31,
	2018	2017	2016
Gross profits:
Oil sales	$44,044,350	$28,785,847	$30,581,617
Natural gas sales	14,205,325	8,801,104	9,288,783
Total	58,249,675	37,586,951	39,870,400
Costs:
Direct operating expenses:
Lease operating expenses	28,055,000	19,580,000	22,422,000
Compression, gathering and transportation	2,749,000	2,026,000	3,179,000
Production, ad valorem and other taxes	4,740,000	2,707,000	2,953,000
Development expenses	3,649,000	3,844,000	(329,000)
Total	39,193,000	28,157,000	28,225,000
Net profits	$19,056,675	$9,429,251	$11,645,400
Less: General and administrative expenses paid by Enduro related to divestiture	(88,243)	—	—
Net profits after adjustments for divested properties	18,968,432	9,429,251	11,615,400
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits allocable to Net Profits Interest	$15,174,746	$7,543,960	$9,316,320
Sponsor Cash Reserve	12,035	—	—
Enduro/Sponsor reserve for approved development expenses released (withheld), net	—	100,000	(100,000)
Income from Net Profits Interest	15,186,781	7,643,960	9,216,320
Less: Trust general and administrative expenses and cash withheld for expenses	(1,583,777)	(850,052)	(730,040)
Distributable income generated by properties prior to divestiture	$13,603,004	$6,793,908	$8,486,280
Income from sale of Net Profits Interest	751,732	37,950,165	—
Distributable income	$14,354,736	$44,744,073	$8,486,280

In 2017, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits on the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in November or December 2017 and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties in 2018. As the net profits for these two months in 2017 was negative and there was no distribution paid to unitholders, revenues and the associated direct operating and development expenses are excluded from the calculation of distributable income detailed in the table above for the year ended December 31, 2017 as well as the related sales volumes detailed below.

In January 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall in net profits of $526,709 from November and December 2017 was deducted from such net profits when calculating distributions paid in January 2018.  Since the 2017 shortfall in net profits was recovered in 2018 and included in 2018 distributions paid to unitholders, revenues and the associated direct operating and development expenses for November and December 2017 are included in the calculation of distributable income detailed in the table above for the year ended December 31, 2018 as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Underlying Properties Sales Volumes:
Oil (Bbls)	800,230	621,816	796,396
Natural Gas (Mcf)	5,001,140	3,186,172	4,497,349
Combined (Boe)	1,633,753	1,152,845	1,545,954

Average Prices:
Oil — NYMEX (applicable NPI period) ($/Bbl)	$60.61	$49.35	$41.63
Differential	$(5.57)	$(3.06)	$(3.23)
Oil prices realized ($/Bbl)	$55.04	$46.29	$38.40

Natural gas — NYMEX (applicable NPI period) ($/Mcf)	$2.89	$3.08	$2.30
Differential	$(0.05)	$(0.32)	$(0.23)
Natural gas prices realized ($/Mcf)	$2.84	$2.76	$2.07

Years Ended December 31, 2018 and 2017

Net profits attributable to the Underlying Properties for the year ended December 31, 2018 is calculated from the following:

•                  oil sales related to oil produced from the Underlying Properties primarily from July 2017 through August 2018;

•                  natural gas sales related to natural gas produced from the Underlying Properties primarily from June 2017 through July 2018; and

•                  direct operating and development expenses related to expenses and capital incurred primarily from August 2017 to September 2018.

Net profits attributable to the Underlying Properties for the year ended December 31, 2018 were $19.1 million compared to $9.4 million for the year ended December 31, 2017. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last two months of 2017, the Trust did not pay a distribution to unitholders for the last two months of 2017. Under the modified cash basis of accounting, as there was no distribution, the oil and natural gas sales, direct operating expenses and development expenses for such periods are not included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2017 versus the year ended December 31, 2018. Therefore, several variances between years are due to the year ended December 31, 2018 including fourteen months of results compared to ten months for the year ended December 31, 2017. The $9.6 million increase from 2017 to 2018 was primarily due to the following items:

•                  Oil sales increased $15.2 million, primarily due to higher sales volumes, which increased oil sales by $8.3 million. The remaining $7.0 million increase in oil sales was due to higher realized prices. The average oil price received increased 19% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 29% primarily due to the year ended December 31, 2018 including fourteen months of oil s including only ten months of oil sales volumes.

•                  Natural gas sales increased $5.4 million due to higher sales volumes, which increased natural gas sales by $5.0 million. The remaining $0.4 million increase in natural gas sales was due to higher realized prices. The average natural gas price received increased 3% as a result of the corresponding increases in the average NYMEX gas price for the relevant production months. Natural gas volumes increased 57% primarily because the year ended December 31, 2018 included fourteen months of gas sales volumes while the year ended December 31, 2017 included only ten months of gas sales volumes. During 2018, average monthly gas sales volumes increased 12% due to production volumes from six gross (0.45 net) wells in the Haynesville, which began production in September 2018.

•                  Compression, gathering and transportation (“CGT”) expenses increased from $2.0 million in 2017 to $2.8 million in 2018. The increase in CGT expenses is primarily attributable to the difference in the number of months included in the respective periods.

•                  Lease operating expenses increased $8.5 million in 2018 compared to 2017 due to higher oil and natural gas production from the Underlying Properties, where oil production increased 29% and natural gas production increased 57% in 2018 compared to 2017. There is a certain amount of variable lease operating expenses associated with the production from the Underlying Properties.

•                  Production, ad valorem and other taxes increased $2.0 million in 2018 compared to 2017 primarily due to the increase in production volumes. As a percentage of revenues, production, ad valorem and other taxes increased to 8.1% for the year ended December 31, 2018 compared to 7.2% for the year ended December 31, 2017.

•                  Development expenses decreased $0.2 million (5%) in 2018 compared to 2017 as a result of reduced capital development projects. Development expenses during the year ended December 31, 2018, included costs related to multiple workovers and the initial costs for drilling three new wells in the Permian Area.  Development expenses during the year ended December 31, 2017 included costs related to six gross (0.5 net) wells in North Louisiana commenced drilling and the Haynesville drilling program in North Louisiana.

In September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. The net proceeds of the sales were paid to Trust unitholders in a special distribution in October 2017. During the first quarter of 2018, $35,283 in general and administrative expenses incurred and paid by Enduro that were not initially charged to the Trust as part of the special distribution were deducted in calculating the net profits attributable to the Underlying Properties. Further, during the second quarter of 2018, $52,960 was deducted from the net profits attributable to the Underlying Properties due to the inclusion in prior period distribution calculations of certain expenses and revenues that related to properties sold as part of these divestitures. This resulted in total adjustments to the net profits attributable to the Underlying Properties for 2018 of $88,243.

The Trust withheld $0.5 million and paid $1.1 million for general and administrative expenses during the year ended December 31, 2018. Expenses paid during the period primarily consisted of fees for the preparation of 2017 tax information for unitholders, preparation of the Trust’s 2017 reserve report and Annual Report on Form 10-K, 2017 and 2018 financial statement audit fees, preparation of the Trust’s 2018 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2017, the Trust withheld $0.9 million and paid $0.7 million for general and administrative expenses.

Years Ended December 31, 2017 and 2016

Income from Net Profits Interest for the year ended December 31, 2017 is calculated from the following:

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

Net profits attributable to the Underlying Properties for the year ended December 31, 2017 were $9.4 million compared to $11.6 million for the year ended December 31, 2016. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last two months of 2017, the Trust did not pay a distribution to unitholders for the last two months of 2017. Under the modified cash basis of accounting, as there was no distribution, the oil and natural gas sales, direct operating expenses and development expenses for such periods are not included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2017 versus the year ended December 31, 2016. Therefore, several variances between years are due to the year ended December 31, 2017 including ten months of results compared to twelve months for the year ended December 31, 2017. The $2.2 million decrease from 2016 to 2017 was primarily due to the following items:

•                  Oil sales decreased $1.8 million, primarily due to lower sales volumes, which decreased oil sales by $6.7 million. The offsetting $4.9 million increase in oil sales was due to higher realized prices. The average oil price received increased 21% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 22% primarily due to the year ended December 31, 2017 including only ten months of oil sales volumes. Offsetting the declines were volume increases in the Permian Basin relating to multiple months of production from two wells for which previously delayed payments were made during the second quarter of 2017. Although these two wells reached payout in mid-2013, the operator had not been paying Enduro for production from the wells. Oil cash receipts for these wells during the year ended 2017 that related to prior periods totaled $0.8 million, representing over four years of revenues, and oil volumes of approximately 12,000 Bbls. Excluding the accumulated receipts for these wells received in the second quarter of 2018, oil cash receipts and volumes would have been $28.0 million and approximately 609,900 Bbls, respectively, for the year ended December 31, 2017.

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

•                  CGT expenses decreased from $3.2 million in 2016 to $2.0 million in 2017. The decrease in CGT expenses is primarily attributable to a difference in the number of months included in the respective periods. In addition, in 2016, CGT expenses were higher than usual due to unused firm capacity reservation fees that were retroactively charged by an operator in the Elm Grove field of North Louisiana for several years beginning with the January 2012 production month. The retroactively charged firm capacity reservation fees included in CGT expenses for the year ended December 31, 2016 totaled $0.3 million.

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

During the year ended December 31, 2016, Enduro established a total reserve of $850,000 for approved 2016 development expenses and released $750,000 during the year as discussed in Note 8 of the Notes to Financial Statements in Item 8 of this Form 10-K. At December 31, 2016, $100,000 remained in the reserve for approved capital expenditures. In the distribution paid in January 2017, Enduro released the final $100,000 reserve and Enduro no longer maintained any reserve for development expenses

The Trust withheld $0.9 million and paid $0.7 million for general and administrative expenses during the year ended December 31, 2017. Expenses paid during the period primarily consisted of fees for the preparation of 2016 tax information for unitholders, preparation of the Trust’s 2016 reserve report and Annual Report on Form 10-K, 2016 and 2017 financial statement audit fees, preparation of the Trust’s 2017 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2016, the Trust withheld $0.7 million and paid $0.7 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money. At December 31, 2018 and 2017, the Trust held cash reserves of $827,169 and $366,773, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In February 2016, Enduro established a $750,000 reserve from that month’s net profits interest calculation for approved 2016 development expenses. The Trust, in its discretion, also withheld $250,000 for anticipated future liabilities of the Trust. In March 2016, Enduro withheld an additional $100,000 to increase the previously established reserve for approved development expenses, a total reserve of $850,000. As a result of lower than anticipated expenditures during the year, over the course of the remaining 2016 distributions Enduro released $750,000 of the established reserve, thereby increasing the net profits attributable to the Trust. In the distribution paid in January 2017, Enduro released the final $100,000 reserve. COERT currently does not maintain any reserve for development expenses.

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

•                                    repurchase agreements secured by interest-bearing obligations of the United States government; or

•                                    bank certificates of deposit.

Prior to the expiration of the hedge contracts in 2014, the amounts received by Enduro from hedge contract counterparties upon settlement of the hedge contracts reduced the operating expenses related to the Underlying Properties in calculating income from the Net Profits Interest in the first and second quarters of 2014. Neither Enduro nor COERT have entered into any hedge contracts relating to oil and natural gas volumes expected to be produced after 2013 and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

Under the terms of the Conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received. Monthly operating expenses and capital expenditures represent incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2018, 2017 or 2016. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 5. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.                   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2018 and 2017, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2018 and 2017, and its distributable income for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

Fort Worth, Texas

March 18, 2019

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$827,169	$366,773
Net profits interest in oil and natural gas properties, net	83,257,020	93,733,160
Total assets	$84,084,189	$94,099,933
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	$84,084,189	$94,099,933
Total liabilities and Trust corpus	$84,084,189	$94,099,933

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2018	2017	2016
Income from net profits interest	$15,186,781	$7,643,960	$9,216,320
Income from sale of net profits interest on undeveloped acreage	751,732	36,300,165	—
Income from sale of net profits interest on producing properties	—	1,650,000	—
Interest and investment income	9,583	15,328	572
General and administrative expenses	(1,132,964)	(682,938)	(654,132)
Cash reserves withheld for Trust expenses	(460,396)	(182,442)	(76,480)
Distributable income	$14,354,736	$44,744,073	$8,486,280
Distributable income per unit (33,000,000 units)	$0.434992	$1.355881	$0.257160

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2018	2017	2016
Trust corpus, beginning of period	$94,099,933	$107,324,542	$121,009,502
Sale of net profits interest on producing properties	—	(1,650,000)	—
Cash reserves withheld (used) for Trust expenses	460,396	182,442	76,480
Distributable income	14,354,736	44,744,073	8,486,280
Distributions to unitholders	(14,354,736)	(44,744,073)	(8,486,280)
Amortization of net profits interest	(10,476,140)	(11,757,051)	(13,761,440)
Trust corpus, end of year	$84,084,189	$94,099,933	$107,324,542

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). Through the initial public offering in 2011 and a secondary offering in 2013, Enduro sold a total of 24,400,000 Trust Units. As of December 31, 2017, Enduro owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

In July 2018 Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties.  As of December 31, 2018, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Trust uses the modified cash basis of accounting to report Trust receipts of income from the Net Profits Interest and payments of expenses incurred. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (including lease operating expenses and production and property taxes) and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust are made based on the amount of cash received by the Trust from the Sponsor pursuant to terms of the Conveyance creating the Net Profits Interest.

Under the terms of the Conveyance, the monthly Net Profits Interest calculation includes oil and natural gas revenues received by the Sponsor during the relevant month. Monthly operating expenses and capital expenditures represent estimated incurred expenses, and as a result, represent accrued expenses as well as expenses paid during the period.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2018, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

New Accounting Pronouncements

As the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements. No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Trust.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.                     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months for which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2018 and 2017 was $273,834,138 and $263,357,998, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2018, 2017 or 2016, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. For further information, see “Note 5. Fair Value Measurements.”

As further discussed in “Note 4. Divestiture of Net Profits Interest in Certain Permian Basin Properties,” in September 2017, Enduro completed the sale of certain properties in the Permian Basin and, in connection with the sale, the Trust released its 80% Net Profits Interest in the properties in exchange for 80% of the net proceeds of the sales. As a result of the divestiture, and concurrent with the distribution of cash to the Trust that occurred in October 2017, the Trust reduced the carrying value of the Net Profits Interest reflected on the accompanying Statement of Assets, Liabilities and Trust Corpus by $1,650,000, which was the portion of the net sales proceeds allocated to producing properties. The remainder of the net sales proceeds, totaling $36,300,165, was attributed to the sale of the net profits interest on undeveloped acreage and not reflected in the carrying value of the Net Profits Interest. See “Note 5. Fair Value Measurements” for further discussion of the fair value of the divested properties, which was the basis for allocating net proceeds between producing properties and undeveloped acreage.

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

Total proceeds received by Enduro from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $49.1 million. After deducting transaction expenses of $766,737, net proceeds to Enduro were $48.4 million, of which the proceeds allocable to the Trust were $38.7 million in accordance with its 80% Net Profits Interest. As a result of these transactions, a special distribution of $1.150005 per unit was paid on October 20, 2017 to Trust unitholders. Pursuant to an agreement between Enduro and the Trust, Enduro withheld $750,000 (the “Holdback Amount”) of the net proceeds allocable to the Trust to cover possible indemnification obligations under the purchase and sale agreements within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Period”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018. The Trustee intends to retain the Holdback Amount for the remainder of the Indemnification Term, which will end in October 2019. The Trustee may elect to continue to retain all or a portion of the Holdback Amount beyond the expiration of the Indemnification Term as a cash reserve for future liabilities of the Trust.

As discussed in “Note 5. Fair Value Measurements,” the cash distributed to Trust unitholders as a result of the divestitures of the Net Profits Interest was allocated between producing properties and undeveloped acreage based on the fair value of the Divestiture Properties. The $1,650,000 allocated to producing properties reduced the carrying value of the “Net profits interest in oil and natural gas properties, net” line item on the Statement of Assets, Liabilities and Trust Corpus at December 31, 2017 and is shown as “Income from sale of net profits interest on producing properties” on the Statement of Distributable Income for the year ended December 31, 2017. The remaining amount was allocated to undeveloped acreage and is reflected in the Statement of Distributable Income as “Income from sale of net profits interest on undeveloped acreage.” As the proceeds received from the sale of the Divestiture Properties were primarily attributable to undeveloped acreage, the net profits generated from the Divestiture Properties have been insignificant to the Trust historically.

PERMIANVILLE ROYALTY TRUST

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

Impairment of Net Profits Interest

Although the Trust did not record an impairment during the years ended December 31, 2018, 2017 or 2016, it is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair the carrying value of the Net Profits Interest. The primary factors that may affect estimates of future cash flows include: revisions, both positive and negative, to estimates of oil and natural gas reserves; changes in estimated average realized oil and natural gas prices; and results of future drilling activities.

PERMIANVILLE ROYALTY TRUST

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

PERMIANVILLE ROYALTY TRUST

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
June 19, 2018	June 29, 2018	July 16, 2018	$0.058200
July 20, 2018	July 31, 2018	August 14, 2018	$0.043178
August 21, 2018	August 31, 2018	September 17, 2018	$0.043769
September 18, 2018	September 28, 2018	October 12, 2018	$0.038593
October 19, 2018	October 31, 2018	November 15, 2018	$0.007100
November 19, 2018	November 30, 2018	December 14, 2018	$0.037902
Total—2018			$0.434992
2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
June 20, 2017	June 30, 2017	July 17, 2017	$0.015040
July 21, 2017	July 31, 2017	August 14, 2017	$0.011227
August 21, 2017	August 31, 2017	September 15, 2017	$0.009327
September 19, 2017	September 29, 2017	October 16, 2017	$0.003644
September 25, 2017 – Special Distribution	October 5, 2017	October 20, 2017	$1.150005
Total—2017			$1.355881
2016:
December 18, 2015	December 31, 2015	January 15, 2016	$0.029187
January 19, 2016	January 29, 2016	February 12, 2016	$0.029839
February 19, 2016	February 29, 2016	March 14, 2016	$0.024305
March 21, 2016	March 31, 2016	April 14, 2016	$0.009855
April 19, 2016	April 29, 2016	May 13, 2016	$0.007279
May 20, 2016	May 31, 2016	June 14, 2016	$0.001016
June 20, 2016	June 30, 2016	July 15, 2016	$0.013353
July 19, 2016	July 29, 2016	August 12, 2016	$0.015600
August 19, 2016	August 31, 2016	September 15, 2016	$0.029923
September 20, 2016	September 30, 2016	October 17, 2016	$0.036876
October 21, 2016	October 31, 2016	November 15, 2016	$0.031870
November 18, 2016	November 30, 2016	December 14, 2016	$0.028057
Total—2016			$0.257160

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

9.                     TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the year ended December 31, 2018, the Trust paid $202,018 to the Trustee and $2,010 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2017 and 2016, the Trust paid $200,997 and $201,032, respectively, to the Trustee and $2,000 and $0, respectively, to the Delaware Trustee. The Delaware Trustee fee may be paid subsequent to period end; therefore, no fee is reflected for certain years.

Registration Rights Agreement. The Trust and COERT (as the assignee of Enduro, in connection with the Sale Transaction) are parties to a Registration Rights Agreement, as amended, whereby COERT, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, COERT will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units.

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

During the recoupment period, which began during the second quarter of 2016, Enduro did not, and following the Sale Transaction, the Sponsor will not, receive any revenue payments, and future distribution calculations will not include any volumes or revenues from any of the operator’s properties until the $1.1 million is fully recovered. For the year ended December 31, 2018, these properties would have contributed approximately 2,100 Bbls, amounting to $0.1 million in oil receipts, and 130,500 Mcf, amounting to $0.5 million in natural gas receipts. After deducting $0.2 million in revenue deductions for taxes and transportation expenses, a total of $0.4 million has been withheld by the operator for the year ended December 31, 2018. For the year ended December 31, 2017, these properties would have contributed approximately 5,900 Bbls, amounting to $0.2 million in oil receipts, and 191,200 Mcf, amounting to $0.5 million in natural gas receipts. After deducting $0.3 million in revenue deductions for taxes and transportation expenses, a total of $0.5 million has been withheld by the operator for the year ended December 31, 2017. For the year ended December 31, 2016, the properties would have contributed approximately 4,200 Bbls, amounting to $0.2 million in oil receipts, and 95,500 Mcf, amounting to $0.2 million in natural gas receipts. After deducting $0.1 million in revenue deductions for taxes and transportation expenses, a total of $0.3 million was withheld by the operator from the Underlying Properties in the year ended December 31, 2016.

Since the beginning of the recoupment period, these properties would have contributed approximately 12,200 Bbls, amounting to $0.5 million in oil receipts, and 417,200 Mcf, amounting to $1.2 million in natural gas receipts. After deducting $0.6 million in revenue deductions for taxes and transportation expenses, a total of $1.1 million has been withheld by the operator.

11.              SUBSEQUENT EVENTS

Underlying Properties Transactions

In January 2019, the Sponsor completed the sale of certain of the Underlying Properties located in Glasscock County, Texas for a total purchase price of approximately $62,000 (approximately $49,000 net to the Trust’s 80% net profits interest). The daily production associated with this acreage equated to less than 0.02% of daily oil production from the Underlying Properties.

Also in January 2019, the Sponsor entered into a lease arrangement with a private equity-backed operator with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Gaines County, Texas (no current production is associated with these mineral acres), for total proceeds of $160,000 ($128,000 net to the Trust’s 80% net profits interest). This lease allows the Trust to benefit from an upfront cash bonus as well as a 25% royalty on future production without the associated capital costs. In accordance with the Conveyance, the portion of the proceeds from these transactions attributable to the Trust’s interests in the related properties will be offset against costs and expenses attributable to January 2019 production and will be reflected in the March 2019 distribution announcement.

Distributions Paid or Declared

Subsequent to December 31, 2018, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026547

PERMIANVILLE ROYALTY TRUST

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

	2018	2017	2016
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.48

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

As of December 31, 2018, 2017, and 2016, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2016	3,720	6,808	4,855
Extensions and discoveries	5	5	6
Revisions of previous estimates	(1,102)	699	(986)
Income from Net Profits Interest	(108)	(1,818)	(411)
Balance—December 31, 2016	2,515	5,694	3,464
Extensions and discoveries	92	2,638	531
Revisions of previous estimates	624	167	652)
Sales of Net Profits Interest	(45)	(373)	(107
Income from Net Profits Interest	(89)	(1,094)	(271)
Balance—December 31, 2017	3,097	7,032	4,269
Extensions and discoveries	177	6,611	1,279
Revisions of previous estimates	1,003	4,165	1,697
Income from Net Profits Interest	(103)	(1,446)	(344)
Balance—December 31, 2018	4,174	16,362	6,901
Proved developed reserves:
December 31, 2016	2,515	5,694	3,464
December 31, 2017	3,055	6,950	4,213
December 31, 2018	3,954	9,656	5,563
Proved undeveloped reserves:
December 31, 2016	—	—	—
December 31, 2017	42	82	56
December 31, 2018	219	6,707	1,337

(1)                             Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

Extensions and discoveries. During the year ended December 31, 2018, extensions and discoveries were primarily related to an increase in the development of the Wolfcamp shale in the Permian Basin of west Texas and increasing activity in the Haynesville shale of Louisiana. In 2018, six gross (0.5 net) wells were drilled in the Wolfcamp Shale. In addition, 10 gross (1.4 net) locations were added as proved undeveloped reserves (totaling 15 gross, 2.6 net). During the year ended December 31, 2017, extensions and discoveries were primarily related to development activity in the Haynesville Shale in north Louisiana and the Pecos Valley field in west Texas. In 2017, six gross (0.5 net) wells were drilled in the Haynesville Shale and included as extensions. During the year ended December 31, 2016, capital development activity on the Underlying Properties was limited and, as a result, there were minimal extensions and discoveries.

Revisions of previous estimates. During the year ended December 31, 2018, revisions of previous estimates increased oil reserves by 32%, primarily due to an increase in the average oil price used to estimate future net reserves. The NYMEX average oil price of $65.56 per Bbl used to determine reserves as of December 31, 2018 was 28% higher than the $51.34 per Bbl average NYMEX oil price as of December 31, 2017.

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

During the year ended December 31, 2018, as a result of higher levels of oil and gas production and improved commodity prices, net profits allocable to the Trust were increased compared to the prior year, thereby increasing the income from net profits expressed as reserves.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)
Future cash inflows	$256,938	$148,063	$98,223
Future production taxes	(20,892)	(12,081)	(8,127)
Future net cash flows	$236,046	$135,982	$90,096
10% annual discount for estimated timing of cash flows	(125,037)	(69,041)	(46,236)
Standardized measure of discounted future net cash flows	$111,009	$66,941	$43,860

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Extensions, discoveries, and other additions	$9,155	$5,088	$205
Sales of Net Profits Interest	—	(980)	—
Accretion of discount	19,559	4,386	7,838
Revisions of previous estimates and other	30,155	22,257)	(33,139)
Income from Net Profits Interest	(14,801)	(7,670)	(9,424)
Change in present value of future net revenues	44,068	23,081	(34,520)
Balance, beginning of period	66,941	43,860	78,380
Balance, end of year	$111,009	$66,941	$43,860

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2018:
Income from Net Profits Interest	$2,523,247	$4,583,033	$4,939,863	$3,140,638
Distributable income	$2,373,261	$4,432,989	$4,789,850	$2,758,636
Distributions per unit	$0.071917	$0.134333	$0.145147	$0.083595
Income from sale of Net Profits Interest on undeveloped acreage	$—	$—	$751,732	$—
Year Ended December 31, 2017:
Income from Net Profits Interest	$2,378,074	$3,546,015	$1,549,611	$170,260
Income from sale of Net Profits Interest on undeveloped acreage	$—	$—	$—	$36,300,165
Income from sale of Net Profits Interest on producing properties	$—	$—	$—	$1,650,000
Distributable income	$2,228,028	$3,271,026	$1,174,602	$38,070,417
Distributions per unit	$0.067516	$0.099122	$0.035594	$1.153649

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Trustee has concluded that the disclosure controls and procedures of the Trust were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure.

Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement and (ii) the Conveyance, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (A) information provided by COERT, including information relating to results of operations, the costs and revenues attributable to the Trust’s interest under the Conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Net Profits Interest, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2018, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018. The independent registered public accounting firm of Ernst & Young LLP, the independent registered accounting firm that audited the financial statements of the Trust in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust

Opinion on Internal Control over Financial Reporting

We have audited Permianville Royalty Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Permianville Royalty Trust (the Trust) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Permianville Royalty Trust as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

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

Item 11.                   Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2018, the Trustee received $202,018 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2017 and 2016, the Trustee received $200,997 and $201,032, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)              Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 6, 2019 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Permianville Holdings LLC	8,600,000	(1)	26.1%
Jerry Roger Kent	1,892,238	(2)	5.7%

(1)              Based on a Schedule 13D dated September 10, 2018 filed jointly by Permianville Holdings LLC (“Holdings”), Permianville Intermediary LLC—Series 1 (“Series 1 Intermediary”), Permianville Intermediary LLC—Series 2 (“Series 2 Intermediary”), Permianville Intermediary LLC—Series 3 (“Series 3 Intermediary”), Cross Ocean USSS Fund I (A) (Cayman) LP (“Cayman Feeder”), Cross Ocean USSS Fund I (A) Del Feeder LP (“DE Feeder”), Cross Ocean USSS SIF 1 LP (“Cross Ocean SIF”), Cross Ocean USSS GP LP (“Cross Ocean GP”), Cross Ocean USSS GP Ltd (“Cross Ocean Ltd”), Cross Ocean Partners Management LP (“Cross Ocean Management”), Cross Ocean Partners Management GP, LLC (“Management GP”), GG Managers LLC (“GG Managers”) and Graham Goldsmith (collectively, all such persons and entities are referred to as the “Reporting Persons”). The principal business office address for the Reporting Persons is c/o Cross Ocean Partners Management LP, 20 Horseneck Lane, Greenwich, CT 06830.

According to the filing, Holdings has sole voting power and dispositive power with respect to 8,600,000 Trust Units. Each of Cross Ocean Management, Management GP, GG Managers and Graham Goldsmith has shared voting power and shared dispositive power with respect to such shares.  Each of Series 1 Intermediary and Series 2 Intermediary has shared voting power and shared dispositive power with respect to 2,293,053 Trust Units. Series 3 Intermediary has shared voting power and shared dispositive power with respect to 2,293,052 Trust Units. Cayman Feeder has shared voting power and shared dispositive power with respect to 1,165,871 Trust Units. DE Feeder has shared voting power and shared dispositive power with respect to 1,720,842 Trust Units. Cross Ocean SIF has shared voting power and shared dispositive power with respect to 2,233,017 Trust Units. Each of Cross Ocean GP and Cross Ocean Ltd has shared voting power and shared dispositive power with respect to 5,119,730 Trust Units.

According to the filing, each of Series 1 Intermediary, Series 2 Intermediary, Series 3 Intermediary and DE Feeder, by virtue of their relationships to Holdings, may be deemed to beneficially own the Trust Units that Holdings beneficially owns, but each disclaims beneficial ownership of such Trust Units. Each of Cross Ocean Cayman and Cross Ocean SIF, by virtue of their relationships to Series 1 Intermediary, Series 2 Intermediary and Series 3 Intermediary, may be deemed to beneficially own the Trust Units that Holdings beneficially owns, but each disclaims beneficial ownership of such Trust Units. Each of Cross Ocean GP, Cross Ocean Ltd, Cross Ocean Management, Management GP, GG Managers and Graham Goldsmith, by virtue of their relationships to each other and to Cross Ocean Cayman, DE Feeder and Cross Ocean SIF, may be deemed to beneficially own the Trust Units that Holdings beneficially owns, but each disclaims beneficial ownership of such Trust Units.

(2)              Based on a Schedule 13G/A filed with the SEC on February 12, 2018 by Jerry Roger Kent. The principal business office address for the reporting person is 4695 Preston Park Blvd., Suite 170 East, Plano, Texas 75093-5180. According to the filing, the reporting person has sole voting power with respect to 1,062,038 Trust Units, shared voting power with respect to 830,000 Trust Units, sole dispositive power with respect to 1,062,038 Trust Units, and shared dispositive power with respect to 830,000 Trust Units.

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

Registration Rights Agreement. The Trust and COERT (as the assignee of Enduro as a result of the Sale Transaction) are parties to a Registration Rights Agreement, as amended, whereby COERT, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, COERT will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are incorporated by reference as exhibits to this Form 10-K.

Director Independence

The Trust does not have a board of directors.

Item 14.                   Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2018, 2017 and 2016, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2018.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2018, 2017 and 2016 by Ernst & Young, LLP:

	2018	2017	2016
Audit fees(1)	$412,883	$181,367	$137,516
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$412,883	$181,367	$137,516

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

2.1*

Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*

Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*

First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*

Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*

Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*

Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

10.1*

Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*

Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*

First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*

Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

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

Date: March 18, 2019	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
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