Form 10-Q
period 2019-03-31
Permianville Royalty Trust
filed 2019-05-10
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PVL	The New York Stock Exchange

As of May 10, 2019, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$665,937	$827,169
Net profits interest in oil and natural gas properties, net	81,885,490	83,257,020
Total assets	$82,551,427	$84,084,189
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	82,551,427	84,084,189
Total liabilities and Trust corpus	$82,551,427	$84,084,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2019	2018

Income from net profits interest	$1,255,504	$2,523,247
Interest and investment income	4,793	1,362
General and administrative expenses	(375,926)	(356,231)
Cash reserves used for Trust expenses	161,232	204,883
Distributable income	$1,045,603	$2,373,261

Distributable income per unit (33,000,000 units)	$0.031685	$0.071917

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2019	2018

Trust corpus, beginning of period	$84,084,189	$94,099,933
Cash withheld for future distribution	—	1,386,481
Cash reserves used for Trust expenses	(161,232)	(204,883)
Distributable income	1,045,603	2,373,261
Distributions to unitholders	(1,045,603)	(2,373,261)
Amortization of net profits interest	(1,371,530)	(3,906,483)
Trust corpus, end of period	$82,551,427	$91,375,048

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2019, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.                        BASIS OF PRESENTATION

The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

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

3.                        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2019 and December 31, 2018 was $275,205,668 and $273,834,138, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2019 or 2018, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
Year to Date - 2019			$0.031685

Three Months Ended March 31, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
Year to Date - 2018			$0.071917

6.                        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three months ended March 31, 2019 and 2018, the Trust paid $50,000, to the Trustee pursuant to the terms of the Trust Agreement.  During the three months ended March 31, 2019 and 2018, the Trust paid $2,000 and $2,010, respectively, to the Delaware Trustee.

7.                        2017 DIVESTITURE PROPERTIES HOLDBACK AMOUNT

In September 2017, Enduro completed the sale of certain properties in the Permian Basin.  In connection with the sale, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

September 4, 2018.  The Trustee intends to retain the Holdback Amount for the remainder of the Indemnification Term, which will end in October 2019. The Trustee may elect to continue to retain all or a portion of the Holdback Amount beyond the expiration of the Indemnification Term as a cash reserve for future liabilities and expenses of the Trust.

8.                        SUBSEQUENT EVENTS

Distributions Paid or Declared

On April 15, 2019, the Trust paid a distribution of $0.076357 per unit, which was declared on March 18, 2019, to Trust unitholders of record as of March 29, 2019.

On April 18, 2019, the Trust declared a distribution of $0.016800 per unit to unitholders of record as of April 30, 2019.  The distribution is expected to be paid to unitholders on May 14, 2019.

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2018 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2018 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and Enduro and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

On August 31, 2018, COERT completed the acquisition from Enduro of the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Amended and Restated Trust Agreement of the Trust and other instruments to which Enduro and the Trustee were parties.

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

Outlook

The outlook for development activity for the Underlying Properties during 2019 is uncertain given the oil and natural gas price volatility experienced during 2018 and the first quarter of 2019. There can be no assurance that prices for oil and natural gas will be maintained for any significant period of time. Many of the operators of the Underlying Properties set their 2019 budgets in the fourth quarter of 2018, a period that reflected volatile commodity prices. While the recovery during the first quarter of 2019 is supportive to the projected cash flows to the Underlying Properties, the amount of capital expenditures to be incurred for 2019 is uncertain and is subject to favorable oil and natural gas prices during the remainder of the year as well as the ability of the operators of the Underlying Properties to obtain new authority for additional expenditures. The Sponsor maintains significant liquidity and financial flexibility, however, and is open to evaluating and possibly participating in accretive capital projects if operator expenditure activity in 2019 increases.  During the three months ended March 31, 2019, there was moderate operator activity outside of normal maintenance expenditures.

Based on prior historical activity and indications from certain operators of the Underlying Properties, the Sponsor anticipates 2019 capital expenditures to range from $4 million to $7 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $6 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Gross profits:
Oil sales	$7,397,776	$13,949,763	(47)%
Natural gas sales	2,440,604	4,684,579	(48)%
Total	9,838,380	18,634,342	(47)%

Costs:
Direct operating expenses:
Lease operating expenses	5,294,000	10,186,000	(48)%
Compression, gathering and transportation	625,000	1,141,000	(45)%
Production, ad valorem and other taxes	993,000	1,660,000	(40)%
Development expenses	1,357,000	2,458,000	(45)%
Total	8,269,000	15,445,000	(46)%

Net profits	$1,569,380	$3,189,342	(51)%
Less: General and administrative expenses paid by Enduro related to divestiture	—	(35,284)
Net profits after divestiture general and administrative expenses	1,569,380	3,154,058	(50)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$1,255,504	$2,523,247	(50)%

Less: Trust general and administrative expenses and cash withheld for expenses	(209,901)	(149,986)	40%
Distributable income	$1,045,603	$2,373,261	(56)%

During the three months ended March 31, 2019, some third party operators of the Underlying Properties encountered delays in transitioning their reporting processes from Enduro to the Sponsor, which reduced the reported cash receipts to the Trust for this period when compared to the three months ended March 31, 2018. The Sponsor believes a majority of these reporting issues have been addressed, with a majority of the revenues held in suspense as a result of these delays having been distributed to the Trust as part of the March 2019 distribution of $0.076357 per unit, which was paid on April 15, 2019.

In November and December 2017, direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. During the three months ended March 31, 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid during the first quarter of 2018. Revenues and the associated direct operating and development expenses for the two shortfall months therefore are included in the calculation of distributable income detailed in the table above as well as the related sales volumes detailed below.

During October 2018, direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for that period. As a result, there was no distribution to Trust unitholders in January 2019, and the aggregate shortfall in net profits of $667,227 was carried forward to be deducted from future net profits generated by the Underlying Properties.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	143,473	295,499	(51)%
Natural Gas (Mcf)	958,746	1,640,553	(42)%
Combined (Boe)	303,264	569,125	(47)%

Average Prices:
Oil - NYMEX (September - November) ($/Bbl)	$65.84	$50.56	30%
Differential	$(14.28)	$(3.38)	322%
Oil prices realized ($/Bbl)	$51.56	$47.18	9%

Natural gas - NYMEX (August - October) ($/Mcf)	$2.91	$2.96	(2)%
Differential	$(0.36)	$(0.10)	260%
Natural gas prices realized ($/Mcf)	$2.55	$2.86	(11)%

Income from Net Profits Interest for the three months ended March 31, 2019 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2018 through November 2018;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2018 through October 2018; and

•                  direct operating and development expenses primarily related to expenses incurred from October to December 2018.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2019 were $1.6 million compared to $3.2 million for the three months ended March 31, 2018.  As a result of direct operating expenses and development expenses exceeding oil and natural gas sales in November and December 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the 2018 results reflected in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the three months ended March 31, 2018. Therefore, several variances between the periods presented are due to the inclusion of five months of results in the quarter ended March 31, 2018 compared to three months of results in the quarter ended March 31, 2019. The $1.6 million decrease was primarily due to the following items:

•                  Oil sales decreased $6.6 million, primarily due to lower sales volumes.  Oil sales volumes decreased 51% primarily because the quarter ended March 31, 2019 included three months of oil sales volumes compared to five months for the quarter ended March 31, 2018. The delay in transitioning operator reporting, which caused certain revenues from oil sales to be held in suspense during the 2019 period, also reduced oil sales volumes compared to the 2018 period.  The lower oil sales volumes in the 2019 period compared to the 2018 period reduced revenues by $7.2 million, which were partially offset by a 9% increase in realized prices in the 2019 period, which increased revenues by $0.6 million.

•                  Natural gas sales decreased $2.2 million due to lower sales volumes, which decreased natural gas sales by $1.9 million, and by lower realized prices, which decreased natural gas sales by $0.3 million.  Natural gas volumes decreased 42% primarily because the quarter ended March 31, 2019 included three months of gas sales volumes compared to five months for the quarter ended March 31, 2018. The delay in transitioning operator reporting, which caused certain revenues from gas sales to be held in suspense during the 2019 period, also reduced gas sales compared to the 2018 period.

•                  Lease operating expenses decreased $4.9 million primarily due to a decrease in workover and maintenance activity, primarily because the quarter ended March 31, 2019 included three months of lease operating expenses compared to five months for the quarter ended March 31, 2018. While oil and gas sales were impacted by the revenues held in suspense by operators in the quarter ended March 31, 2019, these reporting delays did not affect lease operating expenses, which are accrued on a monthly basis separate from actual oil and natural gas sales received.

•                  Production, ad valorem and other taxes decreased $0.7 million, primarily because the quarter ended March 31, 2019 included three months of expenses compared to five months for the quarter ended March 31, 2018.

•                  Development expenses decreased $1.1 million because of fewer capital projects in the Haynesville shale, which represented a majority of the expenditures incurred in the quarter ended March 31, 2018.

For the first quarter of 2019, the Trust withheld $0.2 million and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2018 financial statement audit fees, and Trustee fees. For the three months ended March 31, 2018, the Trust withheld $0.1 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At March 31, 2019 and December 31, 2018, the Trust held cash of $665,937 and $827,169, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

In connection with the September 2017 sale of certain properties in the Permian Basin described above, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018.  The Trustee intends to retain the Holdback Amount for the remainder of the Indemnification Term, which will end in October 2019. The Trustee may elect to continue to retain all or a portion of the Holdback Amount beyond the expiration of the Indemnification Term as a cash reserve for future liabilities and expenses of the Trust.

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

Distributions Declared After Quarter End

On April 18, 2019, the Trust declared a distribution of $0.016800 per unit to unitholders of record as of April 30, 2019. The distribution is expected to be paid to unitholders on May 14, 2019.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2018 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2019.

Subsequent Events

Distributions Paid or Declared

On April 15, 2019, the Trust paid a distribution of $0.076357 per unit, which was declared on March 18, 2019, to Trust unitholders of record as of March 31, 2019.

On April 18, 2019, the Trust declared a distribution of $0.016800 per unit to unitholders of record as of April 30, 2019. The distribution is expected to be paid to unitholders on May 14, 2019.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2018 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended March 31, 2019.

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

Date: May 10, 2019

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