Form 10-Q
period 2019-06-30
Permianville Royalty Trust
filed 2019-08-09
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$751,969	$827,169
Net profits interest in oil and natural gas properties, net	80,100,892	83,257,020
Total assets	$80,852,861	$84,084,189
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$69,500	$—
Total liabilities	69,500	—
Trust corpus (33,000,000 units issued and outstanding)	80,783,361	84,084,189
Total liabilities and Trust corpus	$80,852,861	$84,084,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Income from net profits interest	$3,316,206	$4,583,033	$4,571,710	$7,106,280
Income from sale/lease of undeveloped acreage	177,292	—	177,292	—
Interest and investment income	5,093	2,472	9,886	3,834
General and administrative expenses	(177,275)	(255,286)	(553,201)	(611,517)
Cash reserves (withheld) used for Trust expenses	(16,531)	102,770	144,701	307,653
Distributable income	$3,304,785	$4,432,989	$4,350,388	$6,806,250

Distributable income per unit (33,000,000 units)	$0.100145	$0.134333	$0.131830	$0.206250

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Trust corpus, beginning of period	$82,551,427	$91,375,048	$84,084,189	$94,099,933
Change in cash withheld for future distribution	—	(1,386,481)	—	—
Cash reserves withheld (used) for Trust expenses	16,531	(102,770)	(144,701)	(307,653)
Distributable income	3,304,785	4,432,989	4,350,388	6,806,250
Distributions to unitholders	(3,304,785)	(4,432,989)	(4,350,388)	(6,806,250)
Amortization of net profits interest	(1,784,597)	(2,590,143)	(3,156,127)	(6,496,626)
Trust corpus, end of period	$80,783,361	$87,295,654	$80,783,361	$87,295,654

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2019, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.        BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; general and administrative expenses are recorded when paid instead of when incurred; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2019 and December 31, 2018 was $276,990,266 and $273,834,138, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2019 or 2018, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

State Taxes

The Trust’s revenues are from sources in the states of Louisiana, New Mexico and Texas. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Louisiana or New Mexico. Although the Trust does not owe tax, the Trustee is required to file a return with Louisiana reflecting the income and deductions of the Trust attributable to properties located in that state. Presently, Louisiana and New Mexico tax nonresident income from real property located within that state. Louisiana and New Mexico impose a corporate income tax which may apply to unitholders organized as corporations.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026547
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
Year to Date - 2019			$0.131827

Six Months Ended June 30, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
Year to Date - 2018			$0.206250

In December 2018, the direct operating and development expenses exceeded the revenues causing the net profits to be negative.  This was primarily due to the delay in transitioning operator reporting for the Underlying Properties to the Sponsor, thus reducing the cash receipts to the Trust for this period.  As a result, there was no distribution to the Trust unitholders reported in December 2018 to be distributed in January 2019.  In January 2019, net profits from the Underlying Properties were positive, and the aggregate shortfall

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

in net profits of $667,227 from December 2018 was deducted from such net profits when calculating distributions paid in February 2019.

In January 2019, the Sponsor received cash revenues that had previously been held by a number of third-party operators as they completed their reporting transition to the Sponsor, which contributed to the increase in the cash distribution to unitholders paid in April 2019 compared to prior months.

6.        ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid.  As of June 30, 2019, Advances to the Trust were $69,500.

7.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and six-month periods ended June 30, 2019 and 2018, the Trust paid $50,000 and $100,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement.  The Trust paid $2,000 to the Delaware Trustee during the six months ended June 30, 2019. The Trust paid a total of $2,010 to the Delaware Trustee during the six months ended June 30, 2018.

8.        2017 DIVESTITURE PROPERTIES HOLDBACK AMOUNT

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

9.        SUBSEQUENT EVENTS

Distributions Paid or Declared

On July 15, 2019, a distribution of $0.041556 per unit, which was declared on June 17, 2019, was paid to Trust unitholders of record as of June 28, 2019.

On July 19, 2019, the Trust declared a distribution of $0.021476 per unit to unitholders of record as of July 31, 2019. The distribution is expected to be paid to unitholders on August 14, 2019.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2018 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Outlook

The outlook for development activity for the Underlying Properties during the remainder of 2019 is uncertain given the significant oil and natural gas price volatility experienced during 2018 and the first half of 2019. There can be no assurance that prices for oil and natural gas will be maintained for any significant period of time. Many of the operators of the Underlying Properties set their 2019 budgets in the fourth quarter of 2018, a period that reflected volatile commodity prices. While the commodity price recovery during the first quarter of 2019 is supportive to the projected cash flows to the Underlying Properties, the more recent oil price decline could lead to a pullback in the amount of capital expenditures to be incurred for the remainder of 2019. The ability of the operators of the Underlying Properties to obtain new authority for additional expenditures in this commodity price environment remains uncertain. The Sponsor maintains significant liquidity and financial flexibility, and is open to evaluating and possibly participating in accretive capital projects if operator expenditure activity in 2019 increases. During the six months ended June 30, 2019, there was moderate operator activity outside of normal maintenance expenditures.

Based on prior historical activity and indications from certain operators of the Underlying Properties, the Sponsor anticipates 2019 capital expenditures to range from $4 million to $7 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $6 million net to the Trust’s 80% net profits interest.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Gross profits:
Oil sales	$8,871,972	$10,103,252	(12)%
Natural gas sales	3,826,286	3,501,499	9%
Total	12,698,258	13,604,751	(7)%

Costs:
Direct operating expenses:
Lease operating expenses	4,716,000	6,358,000	(26)%
Compression, gathering and transportation	583,000	441,000	32%
Production, ad valorem and other taxes	1,071,000	957,000	12%
Development expenses	2,183,000	67,000	3,158%
Total	8,553,000	7,823,000	9%

Gross proceeds from sale/lease of undeveloped acreage	221,615	—
Net profits	$4,366,873	$5,781,751	(24)%
Less: Net profits of divested properties included in prior period distributions	—	(52,960)
Net profits after adjustments for divested properties	4,366,873	5,728,791	(24)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,493,498	4,583,033	(24)%
Income from Net Profits Interest, including income from sale/lease of undeveloped acreage	$3,493,498	$4,583,033	(24)%
Less: Trust general and administrative expenses and cash withheld for expenses	(188,713)	(150,044)	26%
Distributable income	$3,304,785	$4,432,989	(25)%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	196,674	171,076	15%
Natural Gas (Mcf)	1,187,547	1,237,647	(4)%
Combined (Boe)	394,599	377,351	5%

Average Prices:
Oil - NYMEX (December - February) ($/Bbl)	$51.84	$61.32	(15)%
Differential	$(6.73)	$(2.26)	198%
Oil prices realized ($/Bbl)	$45.11	$59.06	(24)%

Natural gas - NYMEX (November - January) ($/Mcf)	$3.85	$2.99	29%
Differential	$(0.63)	$(0.16)	294%
Natural gas prices realized ($/Mcf)	$3.22	$2.83	14%

Income from Net Profits Interest for the three months ended June 30, 2019 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from December 2018 through February 2019;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2018 through January 2019; and

•                  direct operating and development expenses primarily related to expenses incurred from January to March 2019.

In addition, a portion of Income from Net Profits Interest for the three months ended June 30, 2019 is calculated from oil and natural gas sales related to volumes produced from the Underlying Properties in prior periods, where, as previously disclosed, the cash payments from the sale of such production had been held in suspense by third-party operators as they completed their reporting and payment processes transition from Enduro to the Sponsor (the “Delayed Payments”).

Net profits attributable to the Underlying Properties for the three months ended June 30, 2019 were $4.4 million compared to $5.8 million for the three months ended June 30, 2018.  The $1.4 million decrease was primarily due to the following items:

•                  Oil sales decreased $1.2 million, primarily due to lower realized prices.  Oil sales volumes increased 15% primarily because the quarter ended June 30, 2019 included volumes from the three recently completed wells in the Permian area, which are operated by Pioneer Natural Resources. Oil sales volumes also increased because the quarter ended June 30, 2019 included volumes attributable to the Delayed Payments.  The increase in oil sales volumes in the 2019 period compared to the 2018 period increased revenues by $1.5 million; however, lower realized oil prices caused a decrease in revenues by $2.7 million.

•                  Natural gas sales increased $0.3 million due to an increase in realized prices, which increased natural gas sales by $0.4 million, partially offset by a decrease in produced volumes, which decreased natural gas sales by $0.1 million.

•                  Lease operating expenses decreased $1.6 million primarily due to a decrease in workover and maintenance activity.

•                  Production, ad valorem and other taxes increased $0.1 million, primarily due to accrual adjustments related to estimated costs incurred.

•                  Compression, gathering and transportation costs increased $0.1 million, primarily due to accrual adjustments related to estimated costs incurred.

•                  Development expenses increased $2.1 million due to costs related to multiple workovers and the completion costs for drilling three gross new horizontal wells in the Permian Area.

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

For the second quarter of 2019, the Trust withheld $0.2 million, and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and financial statement audit fees, and Trustee fees. For the three months ended June 30, 2018, the Trust withheld $0.2 million and paid $0.3 million for general and administrative expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Gross profits:
Oil sales	$16,269,748	$24,053,015	(32)%
Natural gas sales	6,266,890	8,186,078	(23)%
Total	22,536,638	32,239,093	(30)%

Costs:
Direct operating expenses:
Lease operating expenses	10,010,000	16,544,000	(39)%
Compression, gathering and transportation	1,208,000	1,582,000	(24)%
Production, ad valorem and other taxes	2,064,000	2,617,000	(21)%
Development expenses	3,540,000	2,525,000	40%
Total	16,822,000	23,268,000	(28)%

Gross proceeds from sale/lease of undeveloped acreage	221,615	—
Net profits	$5,936,253	$8,971,093	(34)%
Less: General and administrative expenses and other adjustments related to divestitures	—	(88,243)
Net profits after adjustments for divested properties	5,936,253	8,882,850	(33)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	4,749,002	7,106,280	(33)%
Net profits allocable to Net Profits Interest, including income from sale/lease of undeveloped acreage	$4,749,002	$7,106,280	(33)%
Less: Trust general and administrative expenses and cash withheld for expenses	(398,614)	(300,030)	33%
Distributable income	$4,350,388	$6,806,250	(36)%

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

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	340,147	466,775	(27)%
Natural Gas (Mcf)	2,146,293	2,878,200	(25)%
Combined (Boe)	697,864	946,476	(26)%

Average Prices:
Oil - NYMEX (September - February) ($/Bbl)	$58.84	$54.59	8%
Differential	$(11.01)	$(3.06)	260%
Oil prices realized ($/Bbl)	$47.83	$51.53	(7)%

Natural gas - NYMEX (August - January) ($/Mcf)	$3.38	$2.97	14%
Differential	$(0.46)	$(0.13)	254%
Natural gas prices realized ($/Mcf)	$2.92	$2.84	3%

Income from Net Profits Interest for the six months ended June 30, 2019 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2018 through February 2019;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2018 through January 2019; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2018 to March 2019.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2019 were $5.9 million compared to $9.0 million for the six months ended June 30, 2018.  As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months of 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the 2018 results reflected in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the six months ended June 30, 2018. Therefore, several variances between the periods presented are due to the inclusion of eight months of results in the first half of 2018 compared to six months of results in the first half of 2019. The $3.1 million decrease was primarily due to the following items:

•                  Oil sales decreased $7.8 million, primarily due to lower sales volumes.  Oil sales volumes decreased 27% primarily because the first half of 2019 included six months of oil sales volumes compared to eight months for the first half of 2018.  The lower oil sales volumes in the 2019 period compared to the 2018 period reduced revenues by $6.5 million. Additionally, lower realized prices in 2019 reduced oil revenue by $1.3 million.

•                  Natural gas sales decreased $1.9 million due to lower sales volumes, which decreased natural gas sales by $2.1 million, partially offset by an increase in realized prices which increased sales by $0.2 million.  Natural gas volumes decreased 25% primarily because the first half of 2019 included six months of gas sales volumes compared to eight months for the first half of 2018.

•                  Lease operating expenses decreased $6.5 million primarily due to a decrease in workover and maintenance activity, primarily because the first half of 2019 included six months of lease operating expenses compared to eight months for the first half of 2018.

•                  Production, ad valorem and other taxes decreased $0.6 million, primarily because the six months ended June 30, 2019 included six months of expenses compared to eight months for the first half of 2018.

•                  Compression, gathering and transportation costs decreased $0.4 million, primarily because the six months ended June 30, 2019 included six months of expenses compared to eight months for the first half of 2018.

•                  Development expenses increased $1.0 million due to the costs related to multiple workovers and the completion costs for drilling three gross new horizontal wells in the Permian Area.

For the first half of 2019, the Trust withheld $0.4 million, and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2018 financial statement audit fees, and Trustee fees. For the six months ended June 30, 2018, the Trust withheld $0.3 million and paid $0.6 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At June 30, 2019 and December 31, 2018, the Trust held cash of $751,969 and $827,169, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. As of June 30, 2019, there was an outstanding advance of $69,500, which was repaid out of the monthly proceeds received by the Trust in July 2019.

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

Distributions Declared After Quarter End

On July 19, 2019, the Trust declared a distribution of $0.021476 per unit to unitholders of record as of July 31, 2019. The distribution is expected to be paid to unitholders on August 14, 2019.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2018 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2019.

Subsequent Events

Distributions Paid or Declared

On July 15, 2019, a distribution of $0.041556 per unit, which was declared on June 17, 2019, was paid to Trust unitholders of record as of June 30, 2019.

On July 19, 2019, the Trust declared a distribution of $0.021476 per unit to unitholders of record as of July 31, 2019. The distribution is expected to be paid to unitholders on August 14, 2019.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2018 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended June 30, 2019.

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
Sarah Newell
Vice President and Trust Officer

Date: August 9, 2019

The Registrant, Permianville Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the Trust.