Form 10-Q
period 2019-09-30
Permianville Royalty Trust
filed 2019-11-08
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item  1.                               Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$839,818	$827,169
Net profits interest in oil and natural gas properties, net	78,623,883	83,257,020
Total assets	$79,463,701	$84,084,189
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$159,818	$—
Total liabilities	159,818	—
Trust corpus (33,000,000 units issued and outstanding)	79,303,883	84,084,189
Total liabilities and Trust corpus	$79,463,701	$84,084,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Income from net profits interest	$2,955,216	$4,939,863	$7,526,927	$12,046,143
Income from sale/lease of undeveloped acreage	—	751,732	177,292	751,732
Interest and investment income	4,376	1,770	14,263	5,605
General and administrative expenses	(202,204)	(173,015)	(755,405)	(784,532)
Cash reserves used (withheld) for Trust expenses	2,468	(730,500)	147,169	(422,847)
Distributable income	$2,759,856	$4,789,850	$7,110,246	$11,596,101

Distributable income per unit (33,000,000 units)	$0.083632	$0.145147	$0.215462	$0.351397

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Trust corpus, beginning of period	$80,783,360	$87,295,654	$84,084,189	$94,099,933
Cash reserves (used) withheld for Trust expenses	(2,468)	730,500	(147,169)	422,847
Distributable income	2,759,856	4,789,850	7,110,246	11,596,101
Distributions to unitholders	(2,759,856)	(4,789,850)	(7,110,246)	(11,596,101)
Amortization of net profits interest	(1,477,009)	(2,554,107)	(4,633,137)	(9,050,733)
Trust corpus, end of period	$79,303,883	$85,472,047	$79,303,883	$85,472,047

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2019, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.        BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2019 and December 31, 2018 was $278,467,275 and $273,834,138, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the nine months ended September 30, 2019 or 2018, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
June 17, 2019	June 28, 2019	July 15, 2019	$0.041556
July 19, 2019	July 31, 2019	August 14, 2019	$0.021476
August 16, 2019	August 30, 2019	September 16, 2019	$0.020600
Year to Date - 2019			$0.215462

Nine Months Ended September 30, 2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
June 19, 2018	June 29, 2018	July 16, 2018	$0.058200
July 20, 2018	July 31, 2018	August 14, 2018	$0.043178
August 21, 2018	August 31, 2018	September 17, 2018	$0.043769
Year to Date - 2018			$0.351397

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

In December 2018, the direct operating and development expenses exceeded the revenues causing the net profits to be negative.  This was primarily due to the delay in transitioning operator reporting for the Underlying Properties to the Sponsor, thus reducing the cash receipts to the Trust for this period.  As a result, there was no distribution to the Trust unitholders reported in December 2018 to be distributed in January 2019.  In January 2019, net profits from the Underlying Properties were positive, and the aggregate shortfall in net profits of $667,227 from December 2018 was deducted from such net profits when calculating distributions paid in February 2019.

In January 2019, the Sponsor received cash revenues that had previously been held by a number of third-party operators as they completed their reporting transition to the Sponsor, which contributed to the increase in the cash distribution to unitholders paid in April 2019 compared to prior months.

6.      ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid.  As of September 30, 2019 and 2018, Advances to the Trust were $159,818 and $0, respectively.

7.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and nine-month periods ended September 30, 2019 and 2018, the Trust paid $50,000 and $150,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement.  The Trust paid $0 and $2,000 to the Delaware Trustee during the three-month and nine-month periods ended September 30, 2019, respectively. The Trust paid a total of $0 and $2,010 to the Delaware Trustee during the three-month and nine-month periods ended September 30, 2018, respectively.

8.        2017 DIVESTITURE PROPERTIES HOLDBACK AMOUNT

In September 2017, Enduro completed the sale of certain properties in the Permian Basin.  In connection with the sale, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018, with the Trustee announcing that it would continue to retain the Holdback Amount for the remainder of the Indemnification Term.  The Trustee announced in September 2019 that it would release the Holdback Amount, totaling approximately $752,000, including interest, as part of the Trust distribution to unitholders payable in October 2019.

9.        SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 15, 2019, a distribution of $0.044000 per unit, which was declared on September 16, 2019, was paid to Trust unitholders of record as of September 30, 2019.  This distribution included the Holdback Amount as discussed in Note 8.

On October 18, 2019, the Trust declared a distribution of $0.01900 per unit to unitholders of record as of October 31, 2019. The distribution is expected to be paid to unitholders on November 14, 2019.

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

Outlook

The outlook for development activity for the Underlying Properties during the remainder of 2019 remains uncertain given the significant oil and natural gas price volatility experienced during the first three quarters of 2019. As previously disclosed, the Sponsor anticipated 2019 capital expenditures to range from $4 million to $7 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $6 million net to the Trust’s 80% net profits interest. To date, 2019 net capital expenditures have remained in that range, with $4.7 million in development expenses incurred for the nine months ended September 30, 2019. Nevertheless, capital expenditure activity might not continue at its current pace for the rest of the year. The oil price decline in the three months ended September 30, 2019 could lead to a pullback in the amount of capital expenditures to be incurred for the remainder of the year. Meanwhile, the ability of the operators of the Underlying Properties to obtain new authority for additional expenditures in this commodity price environment remains uncertain. The Sponsor maintains significant liquidity and financial flexibility, and is open to evaluating and possibly participating in accretive capital projects as they become available.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Gross profits:
Oil sales	$9,806,488	$10,751,886	(9)%
Natural gas sales	2,186,510	3,211,928	(32)%
Total	11,992,998	13,963,814	(14)%

Costs:
Direct operating expenses:
Lease operating expenses	5,549,975	5,531,000	0%
Compression, gathering and transportation	485,435	639,000	(24)%
Production, ad valorem and other taxes	1,083,568	1,121,000	(3)%
Development expenses	1,180,000	373,000	216%
Total	8,298,978	7,664,000	8%

Gross proceeds from sale/lease of undeveloped acreage	—	—
Net profits	3,694,020	6,299,814	(41)%
Less: Net profits of divested properties included in prior period distributions	—	—
Net profits after adjustments for divested properties	3,694,020	6,299,814	(41)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,955,216	5,039,851	(41)%
Permianville Cash Reserve	—	(99,988)	(100)%
Income from Net Profits Interest, including income from sale/lease of undeveloped acreage	2,955,216	4,939,863	(40)%
Less: Trust general and administrative expenses and cash withheld for expenses	(195,360)	(150,013)	30%
Distributable income	$2,759,856	$4,789,850	(42)%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	175,274	173,661	1%
Natural Gas (Mcf)	907,877	1,190,642	(24)%
Combined (Boe)	326,587	372,101	(12)%

Average Prices:
Oil - NYMEX (March - May) ($/Bbl)	$60.97	$66.41	(8)%
Differential	$(5.02)	$(4.50)	12%
Oil prices realized ($/Bbl)	$55.95	$61.91	(10)%

Natural gas - NYMEX (February - April) ($/Mcf)	$2.84	$2.70	5%
Differential	$(0.43)	$—
Natural gas prices realized ($/Mcf)	$2.41	$2.70	(11)%

Income from Net Profits Interest for the three months ended September 30, 2019 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from March 2019 through May 2019;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from February 2019 through April 2019; and

•                  direct operating and development expenses primarily related to expenses incurred from April 2019 to June 2019.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2019 were $3.7 million compared to $6.3 million for the three months ended September 30, 2018.  The $2.6 million decrease was primarily due to the following items:

•                  Oil sales decreased $0.9 million, primarily due to lower realized prices.  The slight increase in oil sales volumes of 1% in the 2019 period compared to the 2018 period increased revenues by $0.1 million; however, lower realized oil prices caused a decrease in revenues by $1.0 million.

•                  Natural gas sales decreased $1.0 million, primarily due to lower produced volumes.  The decrease in gas sales volumes of 24% in the 2019 period compared to the 2018 period decreased revenues by $0.8 million, and lower realized gas prices caused an additional decrease in revenues by $0.2 million.

•                  Lease operating expenses remained at $5.5 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•                  Production, ad valorem and other taxes remained at $1.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•                  Compression, gathering and transportation costs decreased $0.2 million, primarily due to the 24% decrease in produced gas sales.

•                  Development expenses increased $0.8 million primarily due to an increase in capital projects in the Permian Basin.

For the third quarter of 2019, the Trust withheld $0.2 million, and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended September 30, 2018, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Gross profits:
Oil sales	$26,076,236	$34,804,901	(25)%
Natural gas sales	8,453,400	11,398,006	(26)%
Total	34,529,636	46,202,907	(25)%

Costs:
Direct operating expenses:
Lease operating expenses	15,559,974	22,075,000	(30)%
Compression, gathering and transportation	1,693,435	2,221,000	(24)%
Production, ad valorem and other taxes	3,147,568	3,738,000	(16)%
Development expenses	4,720,000	2,898,000	63%
Total	25,120,977	30,932,000	(19)%

Gross proceeds from sale/lease of undeveloped acreage	221,615	—
Net profits	9,630,274	15,270,907	(37)%
Less: General and administrative expenses and other adjustments related to divestitures	—	(88,243)
Net profits after adjustments for divested properties	9,630,274	15,182,664	(37)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	7,704,219	12,146,131	(37)%
Permianville Cash Reserve	—	(99,988)	(100)%
Net profits allocable to Net Profits Interest, including income from sale/lease of undeveloped acreage	7,704,219	12,046,143	(36)%
Less: Trust general and administrative expenses and cash withheld for expenses	(593,973)	(450,042)	32%
Distributable income	$7,110,246	$11,596,101	(39)%

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

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	515,421	640,436	(20)%
Natural Gas (Mcf)	3,054,170	4,068,842	(25)%
Combined (Boe)	1,024,449	1,318,577	(22)%

Average Prices:
Oil - NYMEX (September - May) ($/Bbl)	$59.55	$57.82	3%
Differential	$(8.96)	$(3.47)	158%
Oil prices realized ($/Bbl)	$50.59	$54.35	(7)%

Natural gas - NYMEX (August -April) ($/Mcf)	$3.20	$2.90	10%
Differential	$(0.43)	$(0.10)	330%
Natural gas prices realized ($/Mcf)	$2.77	$2.80	(1)%

Income from Net Profits Interest for the nine months ended September 30, 2019 is calculated from the following:

•                  oil sales primarily related to oil produced from the Underlying Properties from September 2018 through May 2019;

•                  natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2018 through April 2019; and

•                  direct operating and development expenses primarily related to expenses incurred from October 2018 to June 2019.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2019 were $9.6 million compared to $15.2 million for the nine months ended September 30, 2018.  As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months of 2017, the Trust did not pay a distribution to unitholders in November or December 2017. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the 2017 results and instead are included in the 2018 results reflected in the table above, as the aggregate shortfall generated by those periods was deducted from the net profits generated during the nine months ended September 30, 2018. Therefore, several variances between the periods presented are due to the inclusion of eleven months of results in the first three quarters of 2018 compared to nine months of results in the 2019 period. The $5.6 million decrease was primarily due to the following items:

•                  Oil sales decreased $8.7 million, primarily due to lower sales volumes.  Oil sales volumes decreased 20% primarily because the first three quarters of 2019 included nine months of oil sales volumes compared to eleven months for the 2018 period.  The lower oil sales volumes in the nine months ended September 30, 2019 compared to the same period in 2018 reduced revenues by $6.8 million. Additionally, lower realized prices in the nine months ended September 30, 2019 reduced oil revenue by $1.9 million as compared to the same period in 2018.

•                  Natural gas sales decreased $2.9 million primarily due to lower sales volumes, which decreased natural gas sales by $2.8 million.  Additionally, lower realized prices decreased gas sales by $0.1 million for the nine months ended September 30, 2019 compared to the same period in 2018.  Natural gas volumes decreased 25% primarily because the nine months ended September 30, 2019 included nine months of gas sales volumes compared to eleven months for the same period in 2018.

•                  Lease operating expenses decreased $6.5 million primarily due to a decrease in workover and maintenance activity, because the nine months ended September 30, 2019 included nine months of expenses compared to eleven months for the same period in 2018.

•                  Production, ad valorem and other taxes decreased $0.6 million, primarily because the nine months ended September 30, 2019 included nine months of expenses compared to eleven months for the same period in 2018.

•                  Compression, gathering and transportation costs decreased $0.5 million, primarily because the nine months ended September 30, 2019 included nine months of expenses compared to eleven months for the same period in 2018.

•                  Development expenses increased $1.8 million primarily due to drilling and the completion costs for drilling multiple new horizontal wells in the Permian Area.

As previously disclosed, in January 2019, the Sponsor completed the sale of certain of the Underlying Properties located in Glasscock County, Texas for a total purchase price of approximately $62,000 (approximately $49,000 net to the Trust’s 80% net profits interest). Also in January 2019, the Sponsor entered into a lease arrangement with a private equity-backed operator with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Gaines County, Texas (no current production is associated with these mineral acres), for total proceeds of $160,000 ($128,000 net to the Trust’s 80% net profits interest).

For the first nine months of 2019, the Trust withheld $0.6 million, and paid $0.8 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases and annual report on Form 10-K, 2018 financial statement audit fees, and Trustee fees. For the nine months ended September 30, 2018, the Trust withheld $1.2 million and paid $0.8 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At September 30, 2019 and December 31, 2018, the Trust held cash of $839,819 and $827,169, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. As of September 30, 2019, there was an outstanding advance of $159,818, of which $30,000 was repaid out of the monthly proceeds received by the Trust in October 2019.

In connection with Enduro’s sale of certain properties in the Permian Basin completed in September 2017, Enduro withheld $750,000 (the “Holdback Amount”) from the net proceeds allocable to the Trust to cover possible indemnification obligations under the related purchase and sale agreements arising within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Term”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018, with the Trustee announcing that it would continue to retain the Holdback Amount for the remainder of the Indemnification Term.  In September 2019, the Trustee announced the release of the Holdback Amount, totaling approximately $752,000, including interest, which was distributed to unitholders in October 2019.

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

Distributions Declared After Quarter End

On October 18, 2019, the Trust declared a distribution of $0.01900 per unit to unitholders of record as of October 31, 2019. The distribution is expected to be paid to unitholders on November 14, 2019.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2018 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2019.

Subsequent Events

Distributions Paid or Declared

On October 15, 2019, a distribution of $0.044000 per unit, which was declared on September 16, 2019, was paid to Trust unitholders of record as of September 30, 2019. This distribution included the Holdback Amount as discussed in “Liquidity and Capital Resources.”

On October 18, 2019, the Trust declared a distribution of $0.01900 per unit to unitholders of record as of October 31, 2019. The distribution is expected to be paid to unitholders on November 14, 2019.

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

PART II—OTHER INFORMATION

Item 1A.                          Risk Factors.

Risk factors relating to the Trust are discussed in Item 1A of the Trust’s 2018 Annual Report on Form 10-K. No material change to such risk factors occurred during the three months ended September 30, 2019.

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

Date: November 8, 2019

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