Form 10-K
period 2019-12-31
Permianville Royalty Trust
filed 2020-03-16
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35333

PERMIANVILLE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6259461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee 601 Travis Street 16th Floor Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-512-236-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PVL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $64,904,000.

As of March 9, 2020, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.  The total amount drawn of $34,818 will be recouped from the subsequent distribution April 2020 as a reduction of NPI income received from the Sponsor.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2019	2018	2017
ConocoPhillips	31%	30%	32%
Occidental Petroleum	16%	19%	22%
HollyFrontier	12%	12%	12%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 9, 2020.

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

Computation of Net Profits

The provisions of the Conveyance governing the computation of the net profits are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits, but is qualified in its entirety by the text of the Conveyance, which is incorporated by reference as an exhibit to this Form 10-K.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest.

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

The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. In addition, the Sponsor generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact the Sponsor’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that the Sponsor must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, The Sponsor could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

Air emissions. The federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting and regulatory programs and also impose various monitoring and reporting requirements. These laws and regulations may require the Sponsor to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air emissions permit requirements or incur development expenses to install and utilize specific equipment or technologies to control emissions. For example, the EPA in 2012 adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, in 2017 the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties. Obtaining permits has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies may impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

Climate change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs,” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to the scientific studies, international negotiations to address climate change have occurred. In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement (adopted at the conference) calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If ratified, the Paris Agreement will take effect in 2020. The United States ratified the Paris Agreement in September 2016; however, the country’s future participation in the Paris Agreement is uncertain. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and the United States formally notified the United Nations that it is withdrawing from the Paris Agreement in November 2019, triggering a one-year waiting period prior to final withdrawal. Whether the United States may reenter the Paris Agreement or a separately negotiated agreement is unclear at this time. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHGs from operations could require additional expenditures to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the Net Profits Interest, and thus possibly have a material adverse effect on the Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the Underlying Properties.

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

The EPA has also taken regulatory action aimed at reducing GHG emissions. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment, which has allowed the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act. For example, the EPA adopted regulations under Prevention of Significant Deterioration (“PSD”) and Title V permitting programs for GHG emissions from certain large stationary sources. In June 2014, the U.S. Supreme Court held that GHG emissions alone cannot trigger an obligation to obtain a federal air permit, but the Court upheld EPA’s authority to regulate GHG emissions from major stationary sources where emissions of traditional criteria pollutants exceed federal permitting thresholds. In November 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These requirements became applicable in 2012 for emissions occurring in 2011. The Underlying Properties may be subject to these requirements or become subject to them in the future. Meanwhile, as noted above, in June 2016 the EPA finalized the Methane Rule. Following the 2016 presidential election and change in administrations, however, the EPA convened a reconsideration proceeding that that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations. In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on federal and tribal lands that are substantially similar to the EPA’s Methane Rule. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. Although the future implementation of the EPA and BLM rules aimed at controlling GHG emissions from oil and natural gas sources remains uncertain, future federal GHG regulations for the oil and gas industry remain a possibility given the long-term trend towards increasing regulation.

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

Where You Can Find Other Information

The Trust maintains a website at http://www.permianvilleroyaltytrust.com. The Trust’s filings under the Exchange Act are available at this website and are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Trust will provide electronic copies of its recent filings free of charge to the Trust unitholders upon request to the Trustee.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus or any government response to such occurrence or threat;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

Crude oil prices have declined sharply in the first quarter of 2020 in response to the economic effects of the coronavirus pandemic and the recent announcement of planned production increases by Saudi Arabia. Continued low oil and natural gas prices will reduce profits to which the Trust is entitled, which will reduce the amount of each available for distribution to unitholders, and may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

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

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced on behalf of the Trust, and the terms of the Conveyance of the Net Profits Interest prohibit the Sponsor from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest is unhedged, and the amount of the cash distributions is subject to the possibility of greater fluctuations due to changes in oil and natural gas prices.

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2019 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2019 as required by the SEC. The applicable prices for 2019 were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas.

Third party operators are the operators of substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2019, substantially all of the wells on the Underlying Properties were operated by third party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues. Further, none of the third party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third party operators, therefore, depends on a number of factors that will be largely outside of the Sponsor’s control, including:

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

The bankruptcy of operators could impede the operation of wells.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of coronavirus, and the recent reduction in the benchmark price of crude oil, persist for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of one or more of the operators of the Underlying Properties.

In the event of any future bankruptcy of any operator of the Underlying Properties, the value of the Net Profits Interest could be adversely affected by, among other things, delay or cessation of payments under the Net Profits Interest, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator if necessary, reduced production of reserves, or decreased distributions to Trust unitholders.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for 0.25% or less of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest.

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

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require us, our operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. For example, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often times requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

Neither the Sponsor nor the Trust is generally entitled to, nor required to provide, indemnity to third party operators with respect to pollution liability and associated environmental remediation costs. However, the Sponsor may be required to provide, and may be entitled to, indemnity from third party operators with respect to such liabilities and costs in the event of the other party’s gross negligence or misconduct. In addition, the Sponsor has agreed to assume certain environmental liabilities of prior owners of the Underlying Properties in connection with the purchase thereof.

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

In June 2016, the EPA published the Methane Rule. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

In addition, from time to time the U.S. Congress has from considered legislation to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These reductions would be expected to cause the cost of allowances to escalate significantly over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from the equipment or operations of the operators of the Underlying Properties could require the operators to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with their operations. Such requirements could also adversely affect demand for the oil and natural gas produced, all of which could reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution.

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

In 2012 the EPA adopted federal NSPS that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published the Methane Rule. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

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

As of December 31, 2019, the Underlying Properties had proved reserves of 16.9 MMBoe with 80% and 91% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. Substantially all of the 16.9 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2019, the Sponsor held average working interests of approximately 25% and 18% and average net revenue interests of approximately 21% and 13% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2019. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2019 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2019 and 2018:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2019
Proved Developed Producing	2,878	6,149	3,903	$62,184	10,020	20,960	13,513	$77,730
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	243	8,184	1,607	10,968	613	16,865	3,424	7,374
2018
Proved Developed Producing	3,954	9,656	5,563	$101,036	10,856	25,486	15,104	$126,295
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	219	6,707	1,337	9,973	524	16,688	3,305	6,700

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas fluctuate and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2019	2018	2017
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas (per Mcf)	$2.58	$3.10	$2.98

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2019, proved undeveloped reserves of the Underlying Properties increased 119 MMBoe due to modest reserve estimate increases for the booked, non-operated Wolfcamp shale wells in the Permian Basin of west Texas and the Haynesville shale of Louisiana. Compared to the year ended December 31, 2018, the same amount of proved undeveloped gross wells were recognized in the reserves of the Underlying Properties when compared to the year ended December 31, 2019. The revision increases by Cawley Gillespie are a result of the inclusion of more recent production history of the ongoing development activity for the Underlying Properties. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2019:

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2018	524	16,688	3,305
Development	—	—	—
Revisions and Other	89	177	119
Balance – December 31, 2019	613	16,865	3,424

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2019:

	Acres
	Gross	Net
Permian Basin	123,367	36,580
East Texas/North Louisiana	12,629	4,899
Total	135,996	41,479

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2019:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,071	293	74	26
East Texas/North Louisiana	—	—	295	49
Total	3,071	293	369	75

(1)	The Sponsor’s total producing wells include 17 operated wells and 3,423 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	—	—	6	0.5	8	1.3
Dry holes	—	—	—	—	—	—
	—	—	6	0.5	8	1.3
Exploratory Wells:
Productive	2	0.1	—	—	—	—
Dry holes	—	—	—	—	—	—
	2	0.1	—	—	—	—
Total:
Productive	2	0.1	6	0.5	8	1.3
Dry holes	—	—	—	—	—	—
	2	0.1	6	0.5	8	1.3

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells:
Productive	—	—	—	—	6	0.5
Dry holes	—	—	—	—	—	—
	—	—	—	—	6	0.5
Exploratory Wells:
Productive	3	0.1	—	—	—	—
Dry holes	—	—	—	—	—	—
	3	0.1	—	—	—	—
Total:
Productive	3	0.1	—	—	6	0.5
Dry holes	—	—	—	—	—	—
	3	0.1	—	—	6	0.5

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 63% of the future production from the Underlying Properties is expected to be oil and approximately 37% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,367 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2019). Each of the following fields individually account for more than 15 percent of the Underlying Properties reserves as of December 31, 2019:

•	The largest field area in the Permian Basin region is the Eunice Monument field, which primarily consists of the North Monument Grayburg Unit. The North Monument Grayburg Unit was discovered in 1929. Proved reserves attributable to the Underlying Properties in the Eunice Monument area were 2.7 MMBoe as of December 31, 2019. The operators of the Eunice Monument area are Apache Corporation and XTO Energy.

•	The second largest field in the Permian Basin region is the Lost Tank field operated by Occidental Petroleum. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 1.8 MMBoe as of December 31, 2019.

The following table shows the average sales price and lease operating expenses for any field that individually accounted for more than 15 percent of the Underlying Properties’ reserves as of the end of the respective period. The figures presented for the largest fields in the Permian Basin of west Texas and New Mexico below relate to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2019, 2018 and 2017.

		Year Ended December 31,
		2019	2018	2017
Eunice Monument Area	Oil Average Sales Price per Bbl	$52.26	$60.33	$46.09
	Natural Gas Average Sales Price per Mcf	$2.52	$3.62	$3.28
	Average Lease Operating Expense per Boe	$12.50	$19.86	$17.86

Lost Tank	Oil Average Sales Price per Bbl	$50.40	$58.85	$48.21
	Natural Gas Average Sales Price per Mcf	$2.52	$3.04	$2.72
	Average Lease Operating Expense per Boe	$11.98	$9.51	$4.46

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,629 gross (4,899 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and BHP Billiton Ltd.; the Kingston field, operated by EXCO Resources and Indigo Resources, LLC; and the Stockman field, operated by COERT. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 1.0 MMBoe and 0.1 MMBoe, respectively, as of December 31, 2019.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2019, 2018, and 2017.

		Year Ended December 31,
		2019	2018	2017
Permian Basin	Oil Sales Volumes (Bbls)	684,936	797,614	617,894
	Natural Gas(1) Sales Volumes (Mcf)	1,946,157	2,458,036	1,865,321
	Total Sales Volumes (Boe)	1,009,295	1,207,287	928,781
	Oil Average Sales Price per Bbl	$50.54	$55.19	$46.30
	Natural Gas Average Sales Price per Mcf	$2.50	$3.12	$2.78
	Average Lease Operating Expense per Boe	$16.04	$26.11	$19.06
	Proved Reserves (MBoe)	13,257	14,590	11,979

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	2,566	2,616	3,922
	Natural Gas(1) Sales Volumes (Mcf)	1,995,528	2,543,104	1,320,851
	Total Sales Volumes (Boe)	335,154	426,467	224,064
	Oil Average Sales Price per Bbl	$55.70	$50.09	$45.84
	Natural Gas Average Sales Price per Mcf	$2.67	$3.73	$2.74
	Average Lease Operating Expense per Boe	$4.41	$9.43	$8.40
	Proved Reserves (MBoe)	3,680	3,819	1,677

Total	Oil Sales Volumes (Bbls)	687,502	800,230	621,816
	Natural Gas(1) Sales Volumes (Mcf)	3,941,685	5,001,140	3,186,172
	Total Sales Volumes (Boe)	1,344,450	1,633,754	1,152,845
	Oil Average Sales Price per Bbl	$50.56	$55.18	$46.29
	Natural Gas Average Sales Price per Mcf	$2.59	$3.00	$2.76
	Average Lease Operating Expense per Boe	$16.12	$21.76	$16.98
	Proved Reserves (MBoe)	16,937	18,409	13,656

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

The Sponsor generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. In January 2019, the Sponsor sold two producing wells and associated acreage of the Underlying Properties under this provision for a sale price of approximately $62,000, and the Trustee released such properties from the Net Profits Interest.

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

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2019, there were 33,000,000 Trust Units outstanding. On March 9, 2020, there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2019.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2019.

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

2019 Recap and 2020 Outlook

The average NYMEX oil price and gas price received for the production months included in 2019 distributions decreased 8% and 9%, respectively, from the prior year as a result of the corresponding increase in the average NYMEX oil price and average NYMEX gas price for the relevant production months.

In 2019, the exploratory activity on the Underlying Properties included the successful drilling and completion of three gross wells in the Haynesville area of Louisiana and two gross wells in the Permian area.

Crude oil prices have declined sharply in the first quarter of 2020 in response to the economic effects of the coronavirus pandemic and the recent announcement of planned production increases by Saudi Arabia. Such factors, if they persist for the near term or longer, could adversely affect the operators of the Underlying Properties, production from the Underlying Properties and/or distributions to Trust unitholders.

The operators of the Underlying Properties continue to evaluate planned capital expenditures during 2020, but based on currently available information, the Sponsor anticipates 2020 capital expenditures to range from $4 million to $6 million  attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2019, 2018, and 2017.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2019:
February(1)	93,121	653,876	$52.83	$2.44
March	50,352	304,870	$49.22	$2.77
April	57,592	697,875	$45.48	$3.53
May	68,173	169,901	$46.95	$3.13
June	70,909	319,771	$43.04	$2.60
July	65,134	332,432	$53.36	$2.70
August	49,496	343,247	$59.53	$2.28
September	60,644	232,198	$55.82	$2.17
October	65,192	306,546	$49.55	$2.15
November	51,264	257,729	$53.11	$2.01
December	55,625	323,240	$49.11	$1.75
Total—2019(1)	687,502	3,941,685	$50.56	$2.59
2018:
January	180,603	876,698	$44.89	$2.84
February	52,890	353,764	$47.83	$2.87
March	62,006	410,091	$53.29	$2.87
April	58,843	480,736	$55.79	$2.73
May	59,699	397,208	$60.77	$2.87
June	52,534	359,703	$60.77	$2.92
July	59,985	395,489	$60.21	$3.02
August	55,566	394,953	$62.81	$2.50
September	58,110	400,200	$62.82	$2.58
October	56,432	423,439	$56.64	$2.73
November(2)	52,433	92,537	$59.71	$5.65
December	50,929	416,322	$57.19	$2.71
Total—2018(3)	800,030	5,001,140	$55.04	$2.84
2017:
January	61,130	257,711	$41.10	$2.41
February	63,737	261,379	$45.04	$2.63
March	60,632	471,853	$42.85	$2.61
April	74,925	308,189	$51.25	$2.50
May	62,978	306,811	$49.07	$3.05
June	57,714	305,783	$50.05	$3.48
July	63,106	291,314	$47.42	$3.01
August	59,930	309,909	$47.45	$2.48
September	59,033	358,085	$45.11	$2.71
October	58,631	315,138	$42.40	$2.78
Total—2017(4)	621,816	3,186,172	$46.29	$2.76

(1)	The table for the year ended December 31, 2019 does not separately display sales volumes for January because the Trust did not pay a distribution that month, as the net profits interest calculation for such period was negative. In January 2019, direct operating and development expenses and capital expenditures exceeded revenues, which resulted in negative net profits from the Underlying Properties which was carried forward to be deducted from future net profits generated by the Underlying Properties. In February 2019, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid in February 2019. As a result, sales volumes for January 2019 have been included in the sales volumes for February 2019.
(2)	In November 2018, due to reporting delays from operators associated with the transition of ownership from Enduro to the Sponsor, the average price of natural gas from the Underlying Properties is not comparable to other months presented.
(3)	In 2017, there were two months in which direct operating and development expenses exceeded revenues, which resulted in negative net profits from the Underlying Properties for those periods. As a result, there were no distributions to Trust unitholders in November or December 2017, and the aggregate shortfall in net profits of $526,709 was carried forward to be deducted from future net profits generated by the Underlying Properties. In January 2018, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid in January 2018. As a result, sales volumes for November and December 2017 have been included in the sales volumes for January 2018.
(4)	The year ended December 31, 2017 does not include sales volumes for November and December as the Trust did not pay a distribution in those months, as the net profits interest calculation for such periods was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2019, 2018, and 2017 was determined as shown in the following table:

	Year Ended December 31,
	2019	2018	2017
Gross profits:
Oil sales	$34,761,157	$44,044,350	$28,785,847
Natural gas sales	10,196,537	14,205,325	8,801,104
Total	44,957,694	58,249,675	37,586,951
Costs:
Direct operating expenses:
Lease operating expenses	21,769,278	28,055,000	19,580,000
Compression, gathering and transportation	2,139,682	2,749,000	2,026,000
Production, ad valorem and other taxes	3,946,250	4,740,000	2,707,000
Development expenses	5,250,000	3,649,000	3,844,000
Total	33,105,210	39,193,000	28,157,000
Gross proceeds from sale/lease of undeveloped acreage	221,615	—	—
Net profits	$12,074,099	$19,056,675	$9,429,951
Less: General and administrative expenses paid by Enduro related to divestiture	—	(88,243)	—
Net profits attributable to underlying properties	12,074,099	18,968,432	9,429,951
Percentage allocable to Net Profits Interest	80%	80%	80%
Net profits allocable to Net Profits Interest	$9,659,279	$15,174,746	$7,543,960
Permianville Cash Reserve	—	12,035	—
Release of Escrow	751,732	—	—
Enduro/Sponsor reserve for approved development expenses released (withheld), net	—	—	100,000
Income from Net Profits Interest	10,411,011	15,186,781	7,643,960
Less: Trust general and administrative expenses and cash withheld for expenses	(891,765)	(1,583,777)	(850,052)
Distributable income generated by properties prior to divestiture	$9,519,246	$13,603,004	$6,793,908
Income from sale of Net Profits Interest	—	751,732	37,950,165
Distributable income	$9,519,246	$14,354,736	$44,744,073

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

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Underlying Properties Sales Volumes:
Oil (Bbls)	687,502	800,230	621,816
Natural Gas (Mcf)	3,941,685	5,001,140	3,186,172
Combined (Boe)	1,344,450	1,633,753	1,152,845

Average Prices:
Oil – NYMEX (September-August) ($/Bbl)	$58.59	$60.61	$49.35
Differential	$(8.03)	$(5.57)	$(3.06)

Oil prices realized ($/Bbl)	$50.56	$55.04	$46.29

Natural gas – NYMEX (August-July) ($/Mcf)	$3.02	$2.89	$3.08
Differential	$(0.43)	$(0.05)	$(0.32)

Natural gas prices realized ($/Mcf)	$2.59	$2.84	$2.76

Years Ended December 31, 2019 and 2018

Net profits attributable to the Underlying Properties for the year ended December 31, 2019 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from September 2018 through August 2019;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2018 through July 2019; and

•	direct operating and development expenses related to expenses and capital incurred primarily from October 2018 to September 2019.

Net profits attributable to the Underlying Properties for the year ended December 31, 2019 were $12.1 million compared to $19.1 million for the year ended December 31, 2018. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last two months of 2017, the Trust did not pay a distribution to unitholders for the last two months of 2017. Under the modified cash basis of accounting, as there was no distribution in November and December 2017, the oil and natural gas sales, direct operating expenses and development expenses for such periods are not included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2017 but are included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2018. Therefore, several variances between years are due to the inclusion of twelve months of results in the year ended December 31, 2019 compared to fourteen months in the year ended December 31, 2018. The $7.0 million decrease in net profits attributable to the Underlying Properties from 2018 to 2019 was primarily due to the following items:

•	Oil sales decreased $9.3 million, primarily due to lower sales volumes, which decreased oil sales by $6.2 million. Oil sales volumes decreased 14% primarily because the year ended December 31, 2019 included twelve months of oil sales volumes while the year ended December 31, 2018 included fourteen months of oil sales volumes. The remaining $3.1 million decrease in oil sales was due to lower realized prices. The average oil price received decreased 8% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months.

•	Natural gas sales decreased $4.0 million due to lower sales volumes, which decreased natural gas sales by $3.0 million. Natural gas volumes decreased 21% primarily because the year ended December 31, 2019 included twelve months of natural gas sales volumes while the year ended December 31, 2018 included fourteen months of natural gas sales volumes The remaining $1.0 million decrease in natural gas sales was due to lower realized prices. The average natural gas price received decreased 9% as a result of the corresponding decreases in the average NYMEX natural gas price for the relevant production months.

•	Compression, gathering and transportation (“CGT”) expenses decreased from $2.8 million in 2018 to $2.1 million in 2019. The increase in CGT expenses is primarily due to the difference in the number of months included in the respective periods.

•	Lease operating expenses decreased $6.3 million in 2019 compared to 2018, primarily attributable to the difference in the number of months included in the respective periods.

•	Production, ad valorem and other taxes decreased $0.8 million in 2019 compared to 2018 primarily due to the decrease in production volumes. As a percentage of revenues, production, ad valorem and other taxes increased to 8.8% for the year ended December 31, 2019 compared to 8.1% for the year ended December 31, 2018.

•	Development expenses increased $1.6 million, or 44%, in 2019 compared to 2018 primarily due to the drilling and completion costs associated with the three new wells in the Permian basin and three new wells in the North Louisiana area.

In 2017, pursuant to an agreement between Enduro and the Trust, Enduro withheld $0.8 million (the “Holdback Amount”) from the net proceeds allocable to the Trust from the sale by Enduro of certain properties in the Permian Basin. This amount was intended to cover possible indemnification obligations arising within 25 months of the of the closing of the sale, or by the end of October 2019 (the “Indemnification Period”). In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018. The Trustee retained the Holdback Amount for the remainder of the Indemnification Period and released the Holdback Amount totaling $0.8 million, including interest, as part of the Trust distribution to unitholders paid in October 2019.

The Trust withheld $0.8 million and paid $0.9 million for general and administrative expenses during the year ended December 31, 2019. Expenses paid during the period primarily consisted of fees for the preparation of 2018 tax information for unitholders, preparation of the Trust’s 2018 reserve report and Annual Report on Form 10-K, 2018 and 2019 financial statement audit fees, preparation of the Trust’s 2019 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2018, the Trust withheld $0.5 million and paid $1.1 million for general and administrative expenses.

Years Ended December 31, 2018 and 2017

Net profits attributable to the Underlying Properties for the year ended December 31, 2018 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from July 2017 through August 2018;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from June 2017 through July 2018; and

•	direct operating and development expenses related to expenses and capital incurred primarily from August 2017 to September 2018.

Net profits attributable to the Underlying Properties for the year ended December 31, 2018 were $19.1 million compared to $9.4 million for the year ended December 31, 2017. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last two months of 2017, the Trust did not pay a distribution to unitholders for the last two months of 2017. Under the modified cash basis of accounting, as there was no distribution in November and December 2017, the oil and natural gas sales, direct operating expenses and development expenses for such periods are not included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2017 but are included in the table above or this analysis of net profits attributable to the Underlying Properties for the year ended December 31, 2018. Therefore, several variances between years are due to the inclusion of fourteen months of results in the year ended December 31, 2018 compared to ten months in the year ended December 31, 2017. The $9.6 million increase in net profits attributable to the Underlying Properties from 2017 to 2018 was primarily due to the following items:

•	Oil sales increased $15.2 million, primarily due to higher sales volumes, which increased oil sales by $8.3 million. The remaining $7.0 million increase in oil sales was due to higher realized prices. The average oil price received increased 19% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 29% primarily due to the year ended December 31, 2018 including fourteen months of oil s including only ten months of oil sales volumes.

•	Natural gas sales increased $5.4 million due to higher sales volumes, which increased natural gas sales by $5.0 million. The remaining $0.4 million increase in natural gas sales was due to higher realized prices. The average natural gas price received increased 3% as a result of the corresponding increases in the average NYMEX natural gas price for the relevant production months. Natural gas volumes increased 57% primarily because the year ended December 31, 2018 included fourteen months of natural gas sales volumes while the year ended December 31, 2017 included only ten months of natural gas sales volumes. During 2018, average monthly natural gas sales volumes increased 12% due to production volumes from six gross (0.45 net) wells in the Haynesville, which began production in September 2018.

•	CGT expenses increased from $2.0 million in 2017 to $2.8 million in 2018. The increase in CGT expenses is primarily attributable to the difference in the number of months included in the respective periods.

•	Lease operating expenses increased $8.5 million in 2018 compared to 2017, primarily attributable to the difference in the number of months included in the respective periods.

•	Production, ad valorem and other taxes increased $2.0 million in 2018 compared to 2017 primarily due to the increase in production volumes. As a percentage of revenues, production, ad valorem and other taxes increased to 8.1% for the year ended December 31, 2018 compared to 7.2% for the year ended December 31, 2017.

•	Development expenses decreased $0.2 million, or 5%, in 2018 compared to 2017 as a result of reduced capital development projects. Development expenses during the year ended December 31, 2018, included costs related to multiple workovers and the initial costs for drilling three new wells in the Permian Area. Development expenses during the year ended December 31, 2017 included costs related to six gross (0.5 net) wells in North Louisiana commenced drilling and the Haynesville drilling program in North Louisiana.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2019 and 2018, the Trust held cash reserves of $90,665 and $827,169, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2019 and 2018, Advances to the Trust were $34,818 and $0, respectively.

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

Neither Enduro nor the Sponsor has entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2019, 2018 or 2017, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

Contractual Obligations

As of December 31, 2019, the Trust had no obligations or commitments to make future contractual payments other than the administrative fee payable to the Trustee and the Delaware Trustee. See “Certain Relationships and Related Transactions, and Director Independence—Trustee Administrative Fee” in Item 13 of this Form 10-K.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2019, 2018 or 2017. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 5. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2019 and 2018, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2019 and 2018, and its distributable income for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Houston, Texas

   March 16, 2020

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$90,665	$827,169
Net profits interest in oil and natural gas properties, net	77,165,956	83,257,020
Total assets	$77,256,621	$84,084,189
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$34,818	$—
Total liabilities	34,818	—
Trust corpus (33,000,000 units issued and outstanding)	77,221,803	84,084,189
Total liabilities and Trust corpus	$77,256,621	$84,084,189

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2019	2018	2017
Income from net profits interest	$9,481,987	$15,186,781	$7,643,960
Income from sale of net profits interest on undeveloped acreage	177,292	751,732	36,300,165
Income from sale of net profits interest on producing properties	—	—	1,650,000
Interest and investment income	16,659	9,583	15,328
General and administrative expenses	(928,014)	(1,132,964)	(682,938)
Cash reserves used (withheld) for Trust expenses	771,322	(460,396)	(182,442)
Distributable income	$9,519,246	$14,354,736	$44,744,073
Distributable income per unit (33,000,000 units)	$0.288462	$0.434992	$1.355881

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2019	2018	2017
Trust corpus, beginning of period	$84,084,189	$94,099,933	$107,324,542
Sale of net profits interest on producing properties	—	—	(1,650,000)
Cash reserves (used) withheld for Trust expenses	(771,322)	460,396	182,442
Distributable income	9,519,246	14,354,736	44,744,073
Distributions to unitholders	(9,519,246)	(14,354,736)	(44,744,073)
Amortization of net profits interest	(6,091,064)	(10,476,140)	(11,757,051)
Trust corpus, end of year	$77,221,803	$84,084,189	$94,099,933

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

In July 2018 Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2019, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2019, 2018 or 2017, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months for which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2019 and 2018 was $279,925,202 and $273,834,138, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2019, 2018 or 2017, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. For further information, see “Note 5. Fair Value Measurements.”

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Total proceeds received by Enduro from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $49.1 million. After deducting transaction expenses of $766,737, net proceeds to Enduro were $48.4 million, of which the proceeds allocable to the Trust were $38.7 million in accordance with its 80% Net Profits Interest. Pursuant to an agreement between Enduro and the Trust, Enduro withheld $750,000 (the “Holdback Amount”) of the net proceeds allocable to the Trust to cover possible indemnification obligations under the purchase and sale agreements within 25 months of the closing of the transactions, or by the end of October 2019 (the “Indemnification Period”). As a result of these transactions, a special distribution of $1.150005 per unit was paid on October 20, 2017 to Trust unitholders. In connection with the Sale Transaction, Enduro released the Holdback Amount to the Trustee on September 4, 2018. The Trustee retained the Holdback Amount for the remainder of the Indemnification Term and released the Holdback Amount, totaling approximately $752,000, including interest, as part of the Trust distribution to unitholders paid in October 2019.

As discussed in “Note 5. Fair Value Measurements,” the cash distributed to Trust unitholders as a result of the divestitures of the Net Profits Interest was allocated between producing properties and undeveloped acreage based on the fair value of the Divestiture Properties. The $1,650,000 allocated to producing properties reduced the carrying value of the “Net profits interest in oil and natural gas properties, net” line item on the Statement of Assets, Liabilities and Trust Corpus at December 31, 2017 and is shown as “Income from sale of net profits interest on producing properties” on the Statement of Distributable Income for the year ended December 31, 2017. The remaining amount totaling $36,300,165 was allocated to undeveloped acreage and is reflected in the Statement of Distributable Income as “Income from sale of net profits interest on undeveloped acreage.” As the proceeds received from the sale of the Divestiture Properties were primarily attributable to undeveloped acreage, the net profits generated from the Divestiture Properties have been insignificant to the Trust historically.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Impairment of Net Profits Interest

Although the Trust did not record an impairment during the years ended December 31, 2019, 2018 or 2017, it is reasonably possible that the estimates of undiscounted future net cash flows attributable to the Underlying Properties may change in the future resulting in the need to further impair the carrying value of the Net Profits Interest. The primary factors that may affect estimates of future cash flows include: revisions, both positive and negative, to estimates of oil and natural gas reserves; changes in estimated average realized oil and natural gas prices; and results of future drilling activities.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

7.       DISTRIBUTIONS TO UNITHOLDERS

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. Distributions are made to the holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the tenth business day after the record date.

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
June 17, 2019	June 28, 2019	July 15, 2019	$0.041556
July 19, 2019	July 31, 2019	August 14, 2019	$0.021476
August 16, 2019	August 30, 2019	September 16, 2019	$0.020600
September 16, 2019	September 30, 2019	October 15, 2019	$0.044000
October 18, 2019	October 31, 2019	November 14, 2019	$0.019000
November 15, 2019	November 29, 2019	December 13, 2019	$0.010000
Total—2019			$0.288462
2018:
December 18, 2017	December 29, 2017	January 16, 2018	$0.016359
January 19, 2018	January 31, 2018	February 14, 2018	$0.018433
February 16, 2018	February 28, 2018	March 14, 2018	$0.037125
March 19, 2018	March 29, 2018	April 13, 2018	$0.040499
April 20, 2018	April 30, 2018	May 14, 2018	$0.059578
May 18, 2018	May 31, 2018	June 14, 2018	$0.034256
June 19, 2018	June 29, 2018	July 16, 2018	$0.058200
July 20, 2018	July 31, 2018	August 14, 2018	$0.043178
August 21, 2018	August 31, 2018	September 17, 2018	$0.043769
September 18, 2018	September 28, 2018	October 12, 2018	$0.038593
October 19, 2018	October 31, 2018	November 15, 2018	$0.007100
November 19, 2018	November 30, 2018	December 14, 2018	$0.037902
Total—2018			$0.434992
2017:
December 19, 2016	December 30, 2016	January 17, 2017	$0.013980
January 20, 2017	January 31, 2017	February 14, 2017	$0.036205
February 17, 2017	February 28, 2017	March 14, 2017	$0.017331
March 21, 2017	March 31, 2017	April 14, 2017	$0.040901
April 18, 2017	April 28, 2017	May 12, 2017	$0.035220
May 19, 2017	May 31, 2017	June 14, 2017	$0.023001
June 20, 2017	June 30, 2017	July 17, 2017	$0.015040
July 21, 2017	July 31, 2017	August 14, 2017	$0.011227
August 21, 2017	August 31, 2017	September 15, 2017	$0.009327
September 19, 2017	September 29, 2017	October 16, 2017	$0.003644
September 25, 2017 – Special Distribution	October 5, 2017	October 20, 2017	$1.150005
Total—2017			$1.355881

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

8.       DEVELOPMENT EXPENSE RESERVE

During 2016, Enduro established a reserve from the calculated net profits interest for approved 2016 development expenses. At December 31, 2017, $100,000 remained in the reserve for development expenses which was released during the first three months of 2018.

9.       TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the year ended December 31, 2019, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2018 and 2017, the Trust paid $202,018 and $200,997, respectively, to the Trustee and $2,010 and $2,000, respectively, to the Delaware Trustee.

Advances from COERT. From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2019 and 2018, Advances to the Trust were $34,818 and $0, respectively.

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

During the recoupment period, which began during the second quarter of 2016 and ended during the second quarter of 2018 when the $1.1 million was fully recovered, Enduro did not, and following the Sale Transaction, the Sponsor did not, receive any revenue payments from any of the operator’s properties.

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

During the recoupment period, these properties would have contributed approximately 12,200 Bbls, amounting to $0.5 million in oil receipts, and 417,200 Mcf, amounting to $1.2 million in natural gas receipts. After deducting $0.6 million in revenue deductions for taxes and transportation expenses, the total amount of $1.1 million has been fully withheld by the operator.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

11.     SUBSEQUENT EVENTS

Distributions Paid or Declared

Subsequent to December 31, 2019, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 17, 2020	February 28, 2020	March 13, 2020	$0.0245000

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

	2019	2018	2017
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas (per Mcf)	$2.58	$3.10	$2.98

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

As of December 31, 2019, 2018, and 2017, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2017	2,515	5,694	3,464
Extensions and discoveries	92	2,638	531
Revisions of previous estimates	624	167	652
Sale of Net Profits Interest	(45)	(373)	(107)
Income from Net Profits Interest	(89)	(1,094)	(271)
Balance—December 31, 2017	3,097	7,032	4,269
Extensions and discoveries	177	6,611	1,279
Revisions of previous estimates	1,003	4,165	1,697
Income from Net Profits Interest	(103)	(1,446)	(344)
Balance—December 31, 2018	4,174	16,362	6,901
Extensions and discoveries	—	—	—
Revisions of previous estimates	(915)	(1,241)	(1,122)
Income from Net Profits Interest	(138)	(788)	(269)
Balance—December 31, 2019	3,121	14,333	5,510
Proved developed reserves:
December 31, 2017	3,055	6,950	4,213
December 31, 2018	3,954	9,656	5,563
December 31, 2019	2,878	6,149	3,903
Proved undeveloped reserves:
December 31, 2017	42	82	56
December 31, 2018	219	6,707	1,337
December 31, 2019	243	8,184	1,607

(1)       Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Extensions and discoveries. During the year ended December 31, 2019, two gross wells (0.1 net) were drilled in the Permian Basin of west Texas and three gross wells (0.1 net) were drilled in the Haynesville shale of Louisiana. Extensions and discoveries did not increase during 2019, as these wells were completed at the end of the fourth quarter of 2019.  Given the non-operated nature of the Underlying Properties there was insufficient production data to support an increase in reserves.

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

Revisions of previous estimates. During the year ended December 31, 2019, revisions of previous estimates decreased oil reserves by 22%, primarily due to a decrease in the average oil price used to estimate future net reserves. The NYMEX average oil price of $55.69 per Bbl used to determine reserves as of December 31, 2019 was 15% lower than the $65.56 per Bbl average NYMEX oil price as of December 31, 2018.

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

Sales of net profits interest. The sale of two producing wells and associated acreage of the Underlying Properties in 2019 represented a de minimis amount of proved reserves. As discussed in Note 4 of the Notes to Financial Statements, during the year ended December 31, 2017, the Trust divested of its Net Profits Interest in certain oil and natural gas properties in the Permian Basin. As a result of this divestiture, the proved reserves associated with the producing properties reduced the Trust’s total proved reserves on a BOE basis by approximately 3%.

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

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Future cash inflows	$170,487	$256,938	$148,063
Future production taxes	(13,857)	(20,892)	(12,081)
Future net cash flows	$156,630	$236,046	$135,982
10% annual discount for estimated timing of cash flows	(83,478)	(125,037)	(69,041)
Standardized measure of discounted future net cash flows	$73,152	$111,009	$66,941

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Extensions, discoveries, and other additions	$—	$9,155	$5,088
Sales of Net Profits Interest	—	—	(980)
Accretion of discount	11,101	19,559	4,386
Revisions of previous estimates and other	(39,476)	30,155	22,257
Income from Net Profits Interest	(9,482)	(14,801)	(7,670)
Change in present value of future net revenues	(37,857)	44,068	23,081
Balance, beginning of period	111,009	66,941	43,860
Balance, end of year	$73,152	$111,009	$66,941

Selected Quarterly Financial Data

The following table provides selected quarterly financial data for the periods indicated:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2019:
Income from Net Profits Interest	$1,255,505	$3,316,205	$2,955,216	$1,955,061
Distributable income	$1,045,605	$3,304,785	$2,759,856	$2,409,000
Distributions per unit	$0.031685	$0.100145	$0.083632	$0.073000
Income from sale of Net Profits Interest on undeveloped acreage	$—	$177,292	$—	$—
Year Ended December 31, 2018:
Income from Net Profits Interest	$2,523,247	$4,583,033	$4,939,863	$3,140,638
Distributable income	$2,373,261	$4,432,989	$4,789,850	$2,758,636
Distributions per unit	$0.071917	$0.134333	$0.145147	$0.083595
Income from sale of Net Profits Interest on undeveloped acreage	$—	$—	$751,732	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2019, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019. The independent registered public accounting firm of Ernst & Young LLP, the independent registered accounting firm that audited the financial statements of the Trust in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019, which is included in this Item 9A.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust

Opinion on Internal Control Over Financial Reporting

We have audited Permianville Royalty Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Permianville Royalty Trust (the Trust) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Permianville Royalty Trust as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

Houston, Texas

March 16, 2020

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the year ended December 31, 2019, the Trustee received $200,000 in administrative fees and reimbursable expenses from the Trust. During the years ended December 31, 2018 and 2017, the Trustee received $202,018 and $200,997, respectively,   in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)       Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 9, 2020 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Permianville Holdings LLC	8,600,000	(1)	26.1%
Jerry Roger Kent	1,892,238	(2)	5.7%

__________

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

Registration Rights Agreement. The Trust and COERT (as the assignee of Enduro in connection with the Sale Transaction) are parties to a Registration Rights Agreement, as amended, whereby COERT, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, COERT will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, and Amendment No. 1 thereto, copies of which are incorporated by reference as exhibits to this Form 10-K.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accounting Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2019 and 2018, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2020.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2019 and 2018 by Ernst & Young, LLP:

	2019	2018
Audit fees(1)	$276,061	$412,883
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$276,061	$412,883

____________
(1)	Fees billed for professional services rendered for the integrated audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

___________

*       Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
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