Form 10-Q
period 2020-03-31
Permianville Royalty Trust
filed 2020-05-11
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$6,958	$90,665
Net profits interest in oil and natural gas properties, net	75,819,269	77,165,956
Total assets	$75,826,227	$77,256,621
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$101,148	$34,818
Total liabilities	101,148	34,818
Trust corpus (33,000,000 units issued and outstanding)	75,725,079	77,221,803
Total liabilities and Trust corpus	$75,826,227	$77,256,621

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2020	2019
Income from net profits interest	$2,288,832	$1,255,504
Interest and investment income	369	4,793
General and administrative expenses	(355,949)	(375,926)
Cash reserves used for Trust expenses	150,038	161,232
Distributable income	$2,083,290	$1,045,603

Distributable income per unit (33,000,000 units)	$0.063130	$0.031685

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$77,221,804	$84,084,189
Cash reserves used for Trust expenses	(150,038)	(161,232)
Distributable income	2,083,290	1,045,603
Distributions to unitholders	(2,083,290)	(1,045,603)
Amortization of net profits interest	(1,346,687)	(1,371,530)
Trust corpus, end of period	$75,725,079	$82,551,427

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2020, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.       BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2020 and December 31, 2019 was $281,271,889 and $279,925,202, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2020 or 2019, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
Year to Date - 2020			$0.063130

Three Months Ended March 31, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
Year to Date - 2019			$0.031685

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

6.       ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of March 31, 2020 and December 31, 2019, advances to the Trust were $101,148 and $34,818, respectively.

7.       TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three months ended March 31, 2020 and 2019, the Trust paid $50,000 to the Trustee pursuant to the terms of the Trust Agreement. During the three months ended March 31, 2020 and 2019 the Trust paid $2,000 to the Delaware Trustee for both periods.

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

9.       SUBSEQUENT EVENTS

Distributions Paid or Declared

On April 14, 2020, a distribution of $0.041000 per unit, which was declared on March 16, 2020, was paid to Trust unitholders of record as of March 31, 2020.

On April 17, 2020, the Trust declared a distribution of $0.029000 per unit to unitholders of record as of April 30, 2020. The distribution is expected to be paid to unitholders on May 12, 2020.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2019 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2019 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

Outlook

The outlook for development activity for the Underlying Properties during the remainder of 2020 remains uncertain given the significant oil and natural gas price volatility experienced since the beginning of 2020. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $23.55 per barrel on May 7, 2020, in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. A prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain at reduced levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

As previously disclosed, the Sponsor anticipated 2020 capital expenditures to range from $4 million to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest. Given publicly announced reduced capital spending plans by a number of the operators of the Underlying Properties in response to current crude oil prices, the Sponsor now expects the previously ancitipated capital expenditures to be at the low end or below the projected range. The Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Underlying Properties also have exposure to natural gas reserves in the Haynesville shale and other properties, where commodity prices and capital markets activy have improved in contrast to oil prices. The Sponsor will continue to monitor and possibly participate in future capital projects in 2020 as operators shift from oil weighted to gas weighted projects.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Gross profits:
Oil sales	$8,446,035	$7,397,776	14%
Natural gas sales	1,479,004	2,440,604	(39%)
Total	9,925,039	9,838,380	1%

Costs:
Direct operating expenses:
Lease operating expenses	5,238,000	5,294,000	(1%)
Compression, gathering and transportation	383,000	625,000	(39%)
Production, ad valorem and other taxes	657,000	993,000	(34%)
Development expenses	786,000	1,357,000	(42%)
Total	7,064,000	8,269,000	(15%)
Net profits	2,861,039	1,569,380	82%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,288,832	1,255,504	82%
Less: Trust general and administrative expenses and cash withheld for expenses	(205,542)	(209,901)	(2%)
Distributable income	$2,083,290	$1,045,603	99%

During the three months ended March 31, 2019, some third party operators of the Underlying Properties encountered delays in transitioning their reporting processes from Enduro to the Sponsor, which reduced the reported cash receipts to the Trust for this period when compared to the three months ended March 31, 2020. A majority of these reporting issues were addressed, with a majority of the revenues held in suspense as a result of these delays having been distributed to the Trust as part of the March 2019 distribution of $0.076357 per unit, which was paid on April 15, 2019.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2020 and 2020:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	158,227	143,473	10%
Natural Gas (Mcf)	824,142	958,746	(14%)
Combined (Boe)	295,584	303,264	(3%)

Average Prices:
Oil - NYMEX (March - May) ($/Bbl)	$56.02	$65.84	(15%)
Differential	$(2.64)	$(14.28)	(82%)
Oil prices realized ($/Bbl)	$53.38	$51.56	4%

Natural gas - NYMEX (February - April) ($/Mcf)	$2.27	$2.91	(2%)
Differential	$(0.48)	$(0.36)	34%
Natural gas prices realized ($/Mcf)	$1.79	$2.55	(30%)

Income from Net Profits Interest for the three months ended March 31, 2020 is calculated from the following:

•	oil sales primarily related to oil produced from the Underlying Properties from September 2019 through November 2019;

•	natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2019 through October 2019; and

•	direct operating and development expenses primarily related to expenses incurred from October 2019 to December 2019.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2020 were $2.9 million compared to $1.6 million for the three months ended March 31, 2019. The $1.3 million increase was primarily due to the following items:

•	Oil sales increased $1.0 million, primarily due to higher produced volumes. The increase in oil sales volumes of 10% in the 2020 period compared to the 2019 period increased revenues by $0.7 million and, higher realized oil prices caused an increase in revenues by $0.3 million.

•	Natural gas sales decreased $0.9 million, due to lower produced volumes and lower realized prices. The decrease in gas sales volumes of 14% in the 2020 period compared to the 2019 period decreased revenues by $0.3 million, and lower realized gas prices caused an additional decrease in revenues by $0.6 million.

•	Lease operating expenses decreased slightly by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

•	Compression, gathering and transportation costs decreased $0.2 million, primarily due to the 14% decrease in natural gas production.

•	Production, ad valorem and other taxes decreased $0.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the 39% decrease in natural gas sales.

•	Development expenses decreased $0.6 million primarily due to a decrease in capital projects in the Permian Basin.

For the first quarter of 2020, the Trust withheld $0.2 million, and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended March 31, 2019, the Trust withheld $0.2 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At March 31, 2020 and December 31, 2019, the Trust held cash of $6,958 and $90,665, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2020 and December 31, 2019, there was an outstanding advance of $101,148 and $34,818, respectively. The full amount of the advance to the Trust will be repaid out of the funds payable to the Trust relating to the distribution to unitholders announced on April 17, 2020.

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

Distributions Declared After Quarter End

On April 17, 2020, the Trust declared a distribution of $0.029000 per unit to unitholders of record as of April 30, 2020. The distribution is expected to be paid to unitholders on May 12, 2020.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2019 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2020.

Subsequent Events

Distributions Paid or Declared

On April 14, 2020, a distribution of $0.041000 per unit, which was declared on March 16, 2020, was paid to Trust unitholders of record as of March 31, 2020.

On April 17, 2020, the Trust declared a distribution of $0.029000 per unit to unitholders of record as of April 30, 2020. The distribution is expected to be paid to unitholders on May 12, 2020.

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

Except as provided below, there have been no material changes to the risk factors contained in Item 1A of the Trust’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $23.55 per barrel on May 7, 2020, in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries(“OPEC”), including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authoritites to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain at reduced levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the Net Profits Interest relating to the abandoned well or property. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

To the extent COVID-19 adversely affects production from the Underlying Properties or the business, results of operations and financial condition of the operators of the Underlying Properties,it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Annual Report on Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: May 11, 2020

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