Form 10-Q
period 2020-06-30
Permianville Royalty Trust
filed 2020-08-07
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$92	$90,665
Net profits interest in oil and natural gas properties, net	74,363,788	77,165,956
Total assets	$74,363,880	$77,256,621
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$19,100	$34,818
Total liabilities	19,100	34,818
Trust corpus (33,000,000 units issued and outstanding)	74,344,780	77,221,803
Total liabilities and Trust corpus	$74,363,880	$77,256,621

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from net profits interest	$3,103,364	$3,316,206	$5,392,196	$4,571,710
Income from sale/lease of undeveloped acreage	-	177,292	-	177,292
Interest and investment income	73	5,093	442	9,886
General and administrative expenses	(213,354)	(177,275)	(569,303)	(553,201)
Cash reserves (withheld) used for Trust expenses	(75,183)	(16,531)	74,855	144,701
Distributable income	$2,814,900	$3,304,785	$4,898,190	$4,350,388

Distributable income per unit (33,000,000 units)	$0.085300	$0.100145	$0.148430	$0.131830

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$75,725,078	$82,551,427	$77,221,803	$84,084,189
Cash reserves withheld (used) for Trust expenses	75,183	16,531	(74,855)	(144,701)
Distributable income	2,814,900	3,304,785	4,898,190	4,350,388
Distributions to unitholders	(2,814,900)	(3,304,785)	(4,898,190)	(4,350,388)
Amortization of net profits interest	(1,455,481)	(1,784,597)	(2,802,168)	(3,156,127)
Trust corpus, end of period	$74,344,780	$80,783,361	$74,344,780	$80,783,361

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2020, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.       BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2020 and December 31, 2019 was $282,727,370 and $279,925,202, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2020 or 2019, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
Year to Date – 2020			$0.148430

Six Months Ended June 30, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
Year to Date - 2019			$0.131830

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

6.        ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of June 30, 2020 and December 31, 2019, advances to the Trust were $19,100 and $34,818, respectively.

7.       TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and six-month periods ended June 30, 2020 and 2019, the Trust paid $50,000 and $100,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $0 and $2,000 to the Delaware Trustee during the three-month and six-month periods ended June 30, 2020, respectively. The Trust paid a total of $0 and $2,000 to the Delaware Trustee during the three-month and six-month periods ended June 30, 2019, respectively.

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

9.       SUBSEQUENT EVENTS

Distributions Paid or Declared

On July 15, 2020, a distribution of $0.003800 per unit, which was declared on June 15, 2020, was paid to Trust unitholders of record as of June 30, 2020.

On July 17, 2020, the Trust announced a reduction in sales volumes when comparing the July distribution period to prior periods This reduction was due, in part, to shut ins by operators of certain Underlying Properties coupled with lower commodity prices as a result of the COVID-19 pandemic. The result of this reduction is that direct operating expenses and development expenditures exceeded cash receipts for the calculation period and, as a result, a distribution will not be paid in August 2020. The shortfall of $892,782 will be deducted from any net profits allocable to the Trust from the August distribution period.

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

Outlook

The outlook for development activity for the Underlying Properties during the remainder of 2020 remains uncertain given the significant oil and natural gas price volatility experienced since the beginning of 2020. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $41.95 per barrel on August 6, 2020 but in the interim ranged widely and even briefly traded negative in April 2020 in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. While oil prices have recently stabilized and the demand for oil and refined products has improved from the lows experienced earlier this year, a prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain volitle and below historical levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

As previously disclosed, the Sponsor anticipated 2020 capital expenditures to range from $4 million to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest. Given publicly announced reduced capital spending plans by a number of the operators of the Underlying Properties in response to current crude oil prices, the Sponsor now expects the previously ancitipated capital expenditures to be at the low end or below the projected range. The Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Underlying Properties also have exposure to natural gas reserves in the Haynesville shale and other properties, where commodity prices and capital markets activity have held up in contrast to oil prices. The Sponsor will continue to monitor and possibly participate in future capital projects in 2020 as operators shift from oil weighted to gas weighted projects.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Gross profits:
Oil sales	$9,518,343	$8,871,972	7%
Natural gas sales	1,664,862	3,826,286	(56%)
Total	11,183,205	12,698,258	(12%)

Costs:
Direct operating expenses:
Lease operating expenses	5,309,000	4,716,000	13%
Compression, gathering and transportation	491,000	583,000	(16%)
Production, ad valorem and other taxes	788,000	1,071,000	(26%)
Development expenses	716,000	2,183,000	(67%)
Total	7,304,000	8,269,000	(15%)

Gross proceeds from sale/lease of undeveloped acreage	-	221,615
Net profits	3,879,205	4,366,873	(11%)
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,103,364	3,493,498	(11%)
Less: Sponsor loan repayment	(101,148)	-
Less: Trust general and administrative expenses and cash withheld for expenses	(187,316)	(188,713)	(1%)
Distributable income	$2,814,900	$3,304,785	(15%)

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	173,526	196,674	(12%)
Natural Gas (Mcf)	875,623	1,187,547	(26%)
Combined (Boe)	319,463	394,599	(19%)

Average Prices:
Oil - NYMEX (December - February) ($/Bbl)	$55.96	$51.84	8%
Differential	$(1.11)	$(6.73)	(84%)
Oil prices realized ($/Bbl)	$54.85	$45.11	22%

Natural gas - NYMEX (November - January) ($/Mcf)	$2.41	$3.85	(37%)
Differential	$(0.51)	$(0.63)	(19%)
Natural gas prices realized ($/Mcf)	$1.90	$3.22	(41%)

Income from Net Profits Interest for the three months ended June 30, 2020 is calculated from the following:

•	oil sales primarily related to oil produced from the Underlying Properties from December 2019 through February 2020;

•	natural gas sales primarily related to natural gas produced from the Underlying Properties from November 2019 through January 2020; and

•	direct operating and development expenses primarily related to expenses incurred from January 2020 to March 2020.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2020 were $3.9 million compared to $4.4 million for the three months ended June 30, 2019. The $0.5 million decrease was primarily due to the following items:

•	Oil sales increased $0.6 million, primarily due to higher realized prices. The 22% increase in realized oil sales prices in the 2020 period compared to the 2019 period increased revenues by $1.6 million; however, lower produced volumes decreased revenues by $1.0 million.

•	Natural gas sales decreased $2.2 million due to lower produced volumes and lower realized prices. The 26% decrease in gas sales volumes in the 2020 period compared to the 2019 period decreased revenues by $1.0 million, and lower realized gas prices decreased revenues by $1.2 million.

•	Lease operating expenses increased $0.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to an increase in routine maintenance activity.

•	Compression, gathering and transportation costs decreased $0.1 million, primarily due to the 26% decrease in natural gas production.

•	Production, ad valorem and other taxes decreased $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the 56% decrease in natural gas sales.

•	Development expenses decreased $1.5 million primarily due to a decrease in capital projects in the Permian Basin.

For the three months ended June 30, 2020, the Trust withheld $0.2 million, and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended June 30, 2019, the Trust withheld $0.2 million, and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Gross profits:
Oil sales	$17,964,378	$16,269,748	10%
Natural gas sales	3,143,867	6,266,890	(50%)
Total	21,108,245	22,536,638	(6%)

Costs:
Direct operating expenses:
Lease operating expenses	10,547,000	10,010,000	5%
Compression, gathering and transportation	874,000	1,208,000	(28%)
Production, ad valorem and other taxes	1,445,000	2,064,000	(30%)
Development expenses	1,502,000	3,540,000	(58%)
Total	14,368,000	16,822,000	(15%)

Gross proceeds from sale/lease of undeveloped acreage	-	221,615
Net profits	6,740,245	5,936,253	14%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	5,392,196	4,749,002	14%
Less: Sponsor loan repayment	(101,148)	-
Less: Trust general and administrative expenses and cash withheld for expenses	(392,858)	(398,614)	(1%)
Distributable income	$4,898,190	$4,350,388	13%

During the six months ended June 30, 2019, some third party operators of the Underlying Properties encountered delays in transitioning their reporting processes from Enduro to the Sponsor, which reduced the reported cash receipts to the Trust for this period when compared to the six months ended June 30, 2020. A majority of these reporting issues were addressed, with a majority of the revenues held in suspense as a result of these delays having been distributed to the Trust as part of the March 2019 distribution of $0.076357 per unit, which was paid on April 15, 2019.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)

Underlying Properties Production Volumes:
Oil (Bbls)	331,753	340,147	(2%)
Natural Gas (Mcf)	1,699,765	2,146,293	(21%)
Combined (Boe)	615,047	303,264	(12%)

Average Prices:
Oil - NYMEX (September - February) ($/Bbl)	$55.99	$58.84	(5%)
Differential	$(1.84)	$(11.01)	(83%)
Oil prices realized ($/Bbl)	$54.15	$47.83	13%

Natural gas - NYMEX (August - January) ($/Mcf)	$2.34	$3.38	(31%)
Differential	$(0.49)	$(0.46)	6%
Natural gas prices realized ($/Mcf)	$1.85	$2.92	(37%)

Income from Net Profits Interest for the six months ended June 30, 2020 is calculated from the following:

•	oil sales primarily related to oil produced from the Underlying Properties from September 2019 through February 2020;

•	natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2019 through January 2020; and

•	direct operating and development expenses primarily related to expenses incurred from October 2019 to March 2020.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2020 were $6.7 million compared to $5.9 million for the six months ended June 30, 2019. The $0.8 million increase was primarily due to the following items:

•	Oil sales increased $1.7 million, primarily due to higher realized prices. The slight decrease in oil sales volumes of 2% in the 2020 period compared to the 2019 period decreased revenues by $0.4 million; however, higher realized oil prices caused an increase in revenues by $2.1 million.

•	Natural gas sales decreased $3.1 million due to lower produced volumes and lower realized prices. The 21% decrease in gas sales volumes in the 2020 period compared to the 2019 period decreased revenues by $1.3 million, and lower realized gas prices caused an additional decrease in revenues by $1.8 million.

•	Lease operating expenses increased by $0.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in routine maintenance activity.

•	Compression, gathering and transportation costs decreased $0.3 million, primarily due to the 28% decrease in natural gas production.

•	Production, ad valorem and other taxes decreased $0.6 million during the three months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the 50% decrease in natural gas sales.

•	Development expenses decreased $2.0 million primarily due to a decrease in capital projects in the Permian Basin.

For the six months ended June 30, 2020, the Trust withheld $0.4 million, and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the six months ended June 30, 2019, the Trust withheld $0.4 million, and paid $0.6 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At June 30, 2020 and December 31, 2019, the Trust held cash of $92 and $90,665, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2020 and December 31, 2019, there was an outstanding advance of $19,100 and $34,818, respectively. The full amount of the advance to the Trust will be repaid out of the funds payable to the Trust relating to the monthly operational update announced on July 15, 2020.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2019 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended June 30, 2020.

Subsequent Events

Distributions Paid or Declared

On July 15, 2020, a distribution of $0.003800 per unit, which was declared on June 15, 2020, was paid to Trust unitholders of record as of June 30, 2020.

On July 17, 2020, the Trust announced a reduction in sales volumes when comparing the July distribution period to prior periods This reduction was due, in part, to shut ins by operators of certain Underlying Properties coupled with lower commodity prices as a result of the COVID-19 pandemic. The result of this reduction is that direct operating expenses and development expenditures exceeded cash receipts for the calculation period and, as a result, a distribution will not be paid in August 2020. The shortfall of $892,782 will be deducted from any net profits allocable to the Trust from the August distribution period.

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

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas.  The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $41.95 per barrel on August 6, 2020 but in the interim ranged widely and even briefly traded negative in April 2020 in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”). COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. The extent to which the COVID-19 pandemic negatively affects the operators of and production from the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain volitle and below historical levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the Net Profits Interest relating to the abandoned well or property. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which briefly reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: August 7, 2020

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