Form 10-Q
period 2020-09-30
Permianville Royalty Trust
filed 2020-11-06
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$63,598	$90,665
Net profits interest in oil and natural gas properties, net	73,104,613	77,165,956
Total assets	$73,168,211	$77,256,621
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$159,071	$34,818
Total liabilities	159,071	34,818
Trust corpus (33,000,000 units issued and outstanding)	73,009,140	77,221,803
Total liabilities and Trust corpus	$73,168,211	$77,256,621

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from net profits interest	$172,819	$2,955,216	$5,565,015	$7,526,927
Income from sale/lease of undeveloped acreage	-	-	-	177,292
Interest and investment income	1	4,376	445	14,263
General and administrative expenses	(123,887)	(202,204)	(693,190)	(755,405)
Cash reserves (withheld) used for Trust expenses	76,467	2,468	151,320	147,169
Distributable income	$125,400	$2,759,856	$5,023,590	$7,110,246

Distributable income per unit (33,000,000 units)	$0.003800	$0.083632	$0.152230	$0.215462

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$74,344,781	$80,783,360	$77,221,803	$84,084,189
Cash reserves withheld (used) for Trust expenses	(76,467)	(2,468)	(151,320)	(147,169)
Distributable income	125,400	2,759,856	5,023,590	7,110,246
Distributions to unitholders	(125,400)	(2,759,856)	(5,023,590)	(7,110,246)
Amortization of net profits interest	(1,259,174)	(1,477,009)	(4,061,343)	(4,633,137)
Trust corpus, end of period	$73,009,140	$79,303,883	$73,009,140	$79,303,883

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2020, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS - Continued
(unaudited)

2.       BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS - Continued
(unaudited)

3.        NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. As the Trust uses the modified cash basis of accounting, amortization is recognized only in those months in which income from net profits interest exceeds capital expenditures. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2020 and December 31, 2019 was $283,986,545 and $279,925,202, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the nine months ended September 30, 2020 or 2019, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
June 15, 2020	June 30, 2020	July 15, 2020	$0.003800
Year to Date – 2020			$0.152230

Nine Months Ended September 30, 2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
June 17, 2019	June 28, 2019	July 15, 2019	$0.041556
July 19, 2019	July 31, 2019	August 14, 2019	$0.021476
August 16, 2019	August 30, 2019	September 16, 2019	$0.020600
Year to Date - 2019			$0.215462

In July and August 2020, the direct operating and development expenses exceeded revenues, causing the net profits to be negative. As a result, there were no distributions to the Trust unitholders in August and September 2020, respectively.

In December 2018, the direct operating and development expenses exceeded revenues, causing the net profits to be negative. This was primarily due to the delay in transitioning operator reporting for the Underlying Properties to the Sponsor, thus reducing the cash receipts to the Trust for this period. As a result, there were no net profits reported in December 2018 to be distributed to the Trust unitholders in January 2019. In January 2019, net profits from the Underlying Properties were positive, and the aggregate shortfall in net profits of $667,227 from December 2018 was deducted from such net profits when calculating the distribution paid in February 2019.

6.       ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of September 30, 2020 and December 31, 2019, advances to the Trust were $159,071 and $34,818, respectively.

7.       TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and nine-month periods ended September 30, 2020 and 2019, the Trust paid $50,000 and $150,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. During the three- and nine-month periods ended September 30, 2020 and 2019, the Trust paid $0 and $2,000, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

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

9.       SUBSEQUENT EVENTS

On October 15, 2020, the Trust announced that there would be no distribution to the Trust unitholders in November 2020 as a result of the cumulative outstanding net profits shortfall.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2019 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the outbreak of a novel strain of coronavirus (“COVID-19”) which the World Health Organization declared a pandemic in March 2020;

•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

New York Stock Exchange Listing Status.

As previously disclosed, on September 25, 2020, the Trust received written notification from the New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s units of beneficial interest fell below $1.00 over a 30 consecutive trading-day period that ended September 24, 2020. If the Trust is unable to regain compliance with the applicable standards within a six-month cure period, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, the Trust units may be transferred to the over-the-counter market. During the cure period, the Trust units will continue to trade on the NYSE, subject to compliance with other continued listing requirements.

Outlook

The outlook for development activity for the Underlying Properties during the remainder of 2020 remains uncertain given the significant oil and natural gas price volatility experienced since the beginning of 2020. The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $35.79 per barrel on October 30, 2020, but in the interim ranged widely in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of OPEC. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. While oil prices have recently stabilized and the demand for oil and refined products has improved from the lows experienced earlier this year, a prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain volatile and below historical levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

In response to the drop in commodity prices, a number of the operators on the Underlying Properties elected to defer production sales or temporarily shut-in some of the producing wells on the Underlying Properties, which negatively affected recent reported production. However, the Sponsor has reported to the Trustee that various operators of the Underlying Properties have indicated plans to return production to prior, pre-shut-in levels.

As previously disclosed, the Sponsor anticipated 2020 capital expenditures to range from $4 million to $6 million attributable to the properties in which the Trust owns a net profits interest, or $3 million to $5 million net to the Trust’s 80% net profits interest. Given publicly announced reduced capital spending plans by a number of the operators of the Underlying Properties in response to current crude oil prices, the Sponsor now expects the previously anticipated capital expenditures to be at the low end or below the projected range. The Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Underlying Properties also have exposure to natural gas reserves in the Haynesville shale and other properties, where commodity prices and capital markets activity have held up in contrast to oil prices. The Sponsor will continue to monitor and possibly participate in future capital projects in 2020 as operators shift from oil weighted to gas weighted projects.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
Gross profits:
Oil sales	$1,841,329	$9,806,488	(81)%
Natural gas sales	423,695	2,186,510	(81)%
Total	2,265,024	11,992,998	(81)%

Costs:
Direct operating expenses:
Lease operating expenses	1,686,000	5,549,975	(70)%
Compression, gathering and transportation	142,000	485,435	(71)%
Production, ad valorem and other taxes	171,000	1,083,568	(84)%
Development expenses	50,000	1,180,000	(96)%
Total	2,049,000	8,298,978	(75)%

Gross proceeds from sale/lease of undeveloped acreage	-	-
Net profits	216,024	3,694,020	(94)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	172,819	2,955,216	(94)%
Less: Sponsor loan repayment		-
Less: Trust general and administrative expenses and cash withheld for expenses	(47,419)	(195,360)	(76)%
Distributable income	$125,400	$2,759,856	(95)%

During the three months ended September 30, 2020, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in August and September 2020, respectively. This resulted in an aggregate net profits shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 30, 2020. For September 2020, excluding prior net profits interest shortfalls, income from the distributable net profits interest was approximately $0.5 million which would have been distributed in October 2020. The $0.5 million reduced the aggregate shortfall to approximately $2.2 million, prior to repayment of Sponsor advances, as of September 30, 2020. This aggregate shortfall will be carried forward to be deducted from future net profits generated by the Underlying Properites. As net profits for the two months were negative and therefore no distributions were paid to unitholders with respect to these two months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the three months ended September 30, 2020 detailed in the table above as well as the related sales volumes detailed below.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	59,043	175,274	(66)%
Natural Gas (Mcf)	321,994	907,877	(65)%
Combined (Boe)	112,709	326,587	(65)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$30.45	$60.97	(50)%
Differential	$0.74	$(5.02)	(115)%
Oil prices realized ($/Bbl)	$31.19	$55.95	(44)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.16	$2.84	(24)%
Differential	$(0.84)	$(0.43)	95%
Natural gas prices realized ($/Mcf)	$1.32	$2.41	(45)%

Income from Net Profits Interest for the three months ended September 30, 2020 is calculated from the following:

•	oil sales primarily related to oil produced from the Underlying Properties from March 2020;

•	natural gas sales primarily related to natural gas produced from the Underlying Properties from February 2020; and

•	direct operating and development expenses primarily related to expenses incurred from April 2020.

Net profits attributable to the Underlying Properties for the three months ended September 30, 2020 were $0.2 million compared to $3.7 million for the three months ended September 30, 2019. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months during the period, the Trust did not pay a distribution to unitholders in August and September 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the three months ended September 30, 2020 and instead will be included in a future period once the shortfall has been recouped. Therefore, several variances between the periods are due to the inclusion of only one month of results in the three months ended September 30, 2020 compared to three months during the quarter ended September 30, 2019. The $3.5 million decrease in net profits attributable to the Underlying Properties from the 2019 period to the 2020 period was primarily due to the following items:

•	Oil sales decreased $8.0 million, primarily due to the inclusion of only one month of oil sales in the quarter ended September 30, 2020 compared to three months in the quarter ended September 30, 2019. The 66% decrease in oil production volumes decreased revenues by $6.5 million, and the 44% decrease in realized oil sales prices in the 2020 period compared to the 2019 period decreased revenues by $1.5 million.

•	Natural gas sales decreased $1.8 million, primarily due to the inclusion of only one month of natural gas sales in the quarter ended September 30, 2020 compared to three months in the quarter ended September 30, 2019. The 65% decrease in natural gas production volumes decreased revenues by $1.4 million, and the 45% reduction in realized natural gas prices decreased revenues by $0.4 million.

•	Lease operating expenses decreased $3.9 million, primarily attributable to the difference in the number of months included in the respective periods.

•	Compression, gathering and transportation costs decreased $0.3 million, primarily due to the 65% decrease in natural gas production.

•	Production, ad valorem and other taxes decreased $0.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the decrease in oil and natural gas sales.

•	Development expenses decreased $1.1 million primarily due to the decrease in capital workover activity in the Permian Basin Area.

For the three months ended September 30, 2020, the Trust withheld $0.1 million, and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended September 30, 2019, the Trust withheld $0.2 million, and paid $0.2 million for general and administrative expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
Gross profits:
Oil sales	$19,805,707	$26,076,236	(24)%
Natural gas sales	3,567,562	8,453,400	(58)%
Total	23,373,269	34,529,636	(32)%

Costs:
Direct operating expenses:
Lease operating expenses	12,233,000	15,559,974	(21)%
Compression, gathering and transportation	1,016,000	1,693,435	(40)%
Production, ad valorem and other taxes	1,616,000	3,147,568	(49)%
Development expenses	1,552,000	4,720,000	(67)%
Total	16,417,000	25,120,977	(35)%

Gross proceeds from sale/lease of undeveloped acreage	-	221,615
Net profits	6,956,269	9,630,274	(28)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	5,565,015	7,704,219	(28)%
Less: Sponsor loan repayment	(101,148)	-
Less: Trust general and administrative expenses and cash withheld for expenses	(440,277)	(593,973)	(26)%
Distributable income	$5,023,590	$7,110,246	(29)%

During the nine months ended September 30, 2020, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in August and September 2020, respectively. This resulted in an aggregate net profits shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 30, 2020. For September 2020, excluding prior net profits interest shortfalls, income from the distributable net profits interest was approximately $0.5 million which would have been distributed in October 2020. The $0.5 million reduced the aggregate shortfall to approximately $2.2 million, prior to repayment of Sponsor advances, as of September 30, 2020. This aggregate shortfall will be carried forward to be deducted from future net profits generated by the Underlying Properites. As net profits for the two months were negative and therefore no distributions were paid to unitholders with respect to these two months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the nine months ended September 30, 2020 detailed in the table above as well as the related sales volumes detailed below.

During the nine months ended September 30, 2019, some third-party operators of the Underlying Properties encountered delays in transitioning their reporting processes from Enduro to the Sponsor, which reduced the reported cash receipts to the Trust for this period when compared to the nine months ended September 30, 2020. A majority of these reporting issues were addressed, with a majority of the revenues held in suspense as a result of these delays having been distributed to the Trust as part of the March 2019 distribution of $0.076357 per unit, which was paid on April 15, 2019.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	390,796	515,421	(24)%
Natural Gas (Mcf)	2,021,759	3,054,170	(34)%
Combined (Boe)	727,756	1,024,449	(29)%

Average Prices:
Oil - NYMEX (applicable NPI period ($/Bbl)	$52.44	$59.55	(12)%
Differential	$(1.76)	$(8.96)	(80)%
Oil prices realized ($/Bbl)	$50.68	$50.59	(0)%

Natural gas - NYMEX (applicable NPI period ($/Mcf)	$2.20	$3.20	(31)%
Differential	$(0.43)	$(0.43)	0%
Natural gas prices realized ($/Mcf)	$1.76	$2.77	(36)%

Income from Net Profits Interest for the nine months ended September 30, 2020 is calculated from the following:

•	oil sales primarily related to oil produced from the Underlying Properties from September 2019 through March 2020;

•	natural gas sales primarily related to natural gas produced from the Underlying Properties from August 2019 through February 2020; and

•	direct operating and development expenses primarily related to expenses incurred from October 2019 to April 2020.

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2020 were $7.0 million compared to $9.6 million for the nine months ended September 30, 2019. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months during the period, the Trust did not pay a distribution to unitholders in August and September 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the nine months ended September 30, 2020 and instead will be included in a future period once the net profits shortfall has been recouped. Therefore, several variances between the periods are due to the inclusion of only seven months of results in the nine months ended September 30, 2020 compared to nine months during the nine-month period ended September 30, 2019. The $2.7 million decrease in net profits attributable to the Underlying Properties from the 2019 period to the 2020 period was primarily due to the following items:

•	Oil sales decreased $6.3 million, primarily due to the inclusion of only seven months of oil sales volumes in the nine-month period ended September 30, 2020 compared to nine months in the nine-month period ended September 30, 2019. The decrease in oil sales volumes of 24% decreased revenues by $6.3 million, while realized oil sales prices remained consistent with the prior year.

•	Natural gas sales decreased $4.9 million, primarily due to the inclusion of only seven months of natural gas sales volumes in the nine-month period ended September 30, 2020 compared to nine months in the nine-month period ended September 30, 2019. The 34% decrease in gas sales volumes decreased revenues by $2.9 million, and lower realized gas prices caused an additional decrease in revenues of $2.0 million.

•	Lease operating expenses decreased $3.3 million, primarily due to the inclusion of only seven months of natural gas sales volumes in the nine-month period ended September 30, 2020 compared to nine months in the nine-month period ended September 30, 2019.

•	Compression, gathering and transportation costs decreased $0.7 million, primarily due to the 24% decrease in oil production and a 34% decrease natural gas production.

•	Production, ad valorem and other taxes decreased $1.5 million, primarily due to the decrease in oil and natural gas sales.

•	Development expenses decreased $3.1 million primarily due to a decrease in capital projects in the Permian Basin.

As previously disclosed, in January 2019, the Sponsor completed the sale of certain of the Underlying Properties located in Glasscock County, Texas for a total purchase price of approximately $62,000 (approximately $49,000 net to the Trust’s 80% net profits interest). Also in January 2019, the Sponsor entered into a lease arrangement with a private equity backed operator with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Gaines County, Texas (no current production is associated with these mineral acres), for total proceeds of $160,000 ($128,000 net to the Trust’s 80% net profits interest).

For the nine months ended September 30, 2020, the Trust withheld $0.5 million, and paid $0.7 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the nine months ended September 30, 2019, the Trust withheld $0.6 million, and paid $0.8 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At September 30, 2020 and December 31, 2019, the Trust held cash of $63,598 and $90,665, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2020 and December 31, 2019, there was an outstanding advance of $159,071 and $34,818, respectively. The full amount of the advance to the Trust will be repaid out of the funds payable to the Trust relating to the monthly operational update announced on September 18, 2020.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2019 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2020.

Subsequent Events

On October 15, 2020, the Trust announced that there would be no distribution to the Trust unitholders in November 2020 as a result of the cumulative outstanding net profits shortfall.

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

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and continues to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas.  The West Texas Intermediate spot price of crude oil has dropped sharply from $61.17 per barrel on January 2, 2020 to $35.79 per barrel on October 30, 2020, but in the interim ranged widely in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of OPEC. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving, and it is not possible to reliably estimate the impact that these developments will have on future periods. The extent to which the COVID-19 pandemic negatively affects the operators of and production from the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain volatile and below historical levels, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the Net Profits Interest relating to the abandoned well or property. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

To the extent COVID-19 adversely affects production from the Underlying Properties or the business, results of operations and financial condition of the operators of the Underlying Properties, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Annual Report on Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which briefly reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. Although OPEC has since agreed to certain production cuts, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units.

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

On September 25, 2020, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the Trust units, nor does the Trust have the authority to cause a reverse split of the units or to take similar action designed to affect the trading price of the units without a vote from the Trust unitholders. Even if the Trust does regain compliance, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

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

Date: November 6, 2020

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