Form 10-K
period 2020-12-31
Permianville Royalty Trust
filed 2021-03-23
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,524,000.

As of March 23, 2021, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Permianville Royalty Trust, while references to “COERT” or “the Sponsor” in this document refer to COERT Holdings 1, LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes (this “Form 10-K”) “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of the Sponsor and regarding future matters relating to the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

v

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust and may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were loaned by the Trustee, Delaware Trustee or an affiliate thereof, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. The total amount drawn of $348,821 as of December 31, 2020 will be recouped from the subsequent distribution as a reduction of NPI income received from the Sponsor.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2020	2019
ConocoPhillips	38%	31%
Occidental Petroleum	16%	16%
HollyFrontier	13%	12%

Competition and Markets

The oil and natural gas industry is highly competitive. The Sponsor competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than the Sponsor, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. Because the Sponsor and the third-party operators of the Underlying Properties are subject to competitive conditions in the oil and natural gas industry, the Trust’s Net Profits Interest is indirectly subject to those same competitive conditions.

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

All the Trust’s assets are located in the United States. The operators of the Underlying Properties sell the oil and natural gas produced from the Underlying Properties to third-party purchasers in the United States. Demand for natural gas generally is higher in the winter months, but otherwise seasonal factors do not affect the Trust.

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 23, 2021.

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

Failure to comply with environmental laws and regulations may result in the assessment of significant administrative, civil and criminal sanctions, including monetary penalties, the imposition of joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the Sponsor’s operations. Moreover, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. The Sponsor has advised the Trustee that it believes that it is in substantial compliance with all existing environmental laws and regulations applicable to its current operations and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. Although the Trump Administration had taken steps aimed at reducing federal regulatory burdens and costs for oil and natural gas production operations, the recent trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could have a material adverse effect on the Sponsor’s development expenses, results of operations and financial position. The Sponsor may be unable to pass on those increases to its customers. Moreover, accidental releases or spills may occur in the course of the Sponsor’s operations, and there can be no assurance that the Sponsor will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons.

The following is a summary of certain existing environmental, health and safety laws and regulations to which the Sponsor’s business operations are subject.

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Under CERCLA, these “responsible persons” may include the owner or operator of the site where the release occurred, and entities that transport, dispose of or arrange for the transport or disposal of hazardous substances released at the site. These responsible persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Sponsor generates materials in the course of its operations that may be regulated as hazardous substances.

The Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under the RCRA as non-hazardous wastes. Nevertheless, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. In addition, the Sponsor generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

The properties upon which the Sponsor conducts its operations have been used for oil and natural gas exploration and production for many years. Although the Sponsor and, as applicable, the Sponsor’s predecessor, Enduro, may have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which the Sponsor conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, the properties upon which the Sponsor conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the Sponsor’s control. These properties and the petroleum hydrocarbons and wastes disposed or released at or from these properties may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Sponsor could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations such as restoration of pits and plugging of abandoned wells to prevent future contamination or to pay some or all of the costs of any such action.

Water discharges. The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into water of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued by the U.S. Army Corps of Engineers (“ACE”). CWA Section 401 provides that the applicant for an individual Section 404 ACE permit for the discharge of dredge and fill materials must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact the Sponsor’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and re-codified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, the EPA and the ACE issued a revised regulation (the “2020 rule”) that narrowed the definition from the 2015 rule. Litigation has been filed on the 2020 rule, but it is currently effective in all jurisdictions. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed. To the extent that the Sponsor must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other WOTUS, the Sponsor could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

The Oil Pollution Act of 1990, as amended, or OPA, amends the CWA and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities in certain instances to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. The Sponsor has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

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

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, the EPA amended the rule to extend compliance dates for certain storage vessels and may issue additional revised rules in response to additional such requests in the future. Only a portion of these new rules appear to affect the Sponsor’s operations at this time by requiring new air emissions controls, equipment modification, maintenance, monitoring, recordkeeping and reporting. Although these new requirements will increase the Sponsor’s operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase the Sponsor’s operating and capital expenditures, the Sponsor does not currently expect such existing and new regulations will have a material adverse impact on its operations or financial results.

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, the Sponsor’s and the third-party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions, to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments, including in Texas, have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. Similar measures could be considered or implemented in the jurisdictions in which the Underlying Properties are located.

Air emissions. The federal Clean Air Act (“CAA”), as amended, and comparable state laws restrict the emission of air pollutants from many sources through air emissions permitting and regulatory programs and also impose various monitoring and reporting requirements. These laws and regulations may require the Sponsor to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air emissions permit requirements or in utilize specific equipment or technologies to control emissions.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels.

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact the Sponsor’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The new administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan for the ozone standard for certain states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit the Sponsor’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although the Sponsor may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time the Sponsor does not expect that such requirements will have a material adverse effect on its operations.

Climate change. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities (“Methane Rule”). Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause the Sponsor to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.

The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Sponsor’s equipment and operations could require the Sponsor to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for the Sponsor’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, the Sponsor’s products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, the Sponsor’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. The Sponsor cannot predict with any certainty at this time how these possibilities may affect its operations.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on the Sponsor’s assets and operations and cause the Sponsor to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.

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

Endangered Species Act. The federal Endangered Species Act and similar state statutes restrict activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited, delayed or expensive mitigation may be required. On August 27, 2019, the U. S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The designation of previously unidentified endangered or threatened species could cause the Sponsor to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties.

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

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to unitholders;

•	The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders;

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units;

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders;

•	Third party operators are the operators of substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties;

•	The bankruptcy of operators could impede the operation of wells;

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties;

•	Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders;

•	The generation of profits for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties;

•	Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders;

•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production;

•	The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust;

•	The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements;

•	The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves;

•	In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico;

•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties;

•	The Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations;

•	Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment;

•	Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand;

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee;

•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust units;

•	The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust;

•	The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities;

•	The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities;

•	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects;

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties;

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s business operations;

•	If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders;

•	Unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

BUSINESS AND OPERATING RISKS

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

Crude oil prices declined sharply in the first quarter of 2020 in response to the economic effects of the COVID-19 pandemic and the announcement of planned production increases by Saudi Arabia. Low oil and natural gas prices will reduce profits to which the Trust is entitled, which will reduce the amount of each available for distribution to unitholders, and may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

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

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.

Furthermore, the impact of the pandemic has led to significant global economic contraction generally, and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Since the beginning of 2020, the West Texas Intermediate spot price of crude oil has ranged widely in response to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of OPEC. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production increases and the COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and the Trust cannot predict when prices will improve and stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on the Sponsor’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.

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

The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, the Sponsor’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

To the extent COVID-19 adversely affects production from the Underlying Properties or the business, results of operations and financial condition of the operators of the Underlying Properties, it may also have the effect of heightening many of the other risks described in this Form 10-K.

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2020 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2020 as required by the SEC. The applicable prices for 2020 were $39.57 per Bbl of oil and $1.985 per Mcf of natural gas.

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

As of December 31, 2020, substantially all of the wells on the Underlying Properties were operated by third party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third-party operators, therefore, depends on a number of factors that will be largely outside of the Sponsor’s control, including:

•	the timing and amount of capital expenditures, which could be significantly more than anticipated;

•	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;

•	the third-party operators’ expertise, operating efficiency and financial resources;

•	approval of other participants in drilling wells;

•	the selection of technology;

•	the selection of counterparties for the sale of production; and

•	the rate of production of the reserves.

The third-party operators may elect not to undertake development activities, or may undertake such activities in an unanticipated fashion, which may result in significant fluctuations in capital expenditures and amounts available for distribution to Trust unitholders.

The bankruptcy of operators could impede the operation of wells.

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the wells. The ability to operate the Underlying Properties depends on all operators’ future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for crude oil in the global market as a result of the economic effects of the COVID-19 pandemic persists for the near future or longer, such factors could have a negative impact on the financial condition and economic performance of one or more of the operators of the Underlying Properties.

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

FINANCIAL RISKS

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

Future maintenance projects on the Underlying Properties may affect the quantity of proved reserves that can be economically produced from wells on the Underlying Properties. The timing and size of these projects will depend on, among other factors, the market prices of oil and natural gas. Neither the Sponsor nor, to the Sponsor’s knowledge, the third-party operators have a contractual obligation to develop or otherwise pay development expenses on the Underlying Properties in the future. Furthermore, with respect to properties for which the Sponsor is not designated as the operator, the Sponsor has limited control over the timing or amount of those development expenses. The Sponsor also has the right to non-consent and not participate in the development expenses on properties for which it is not the operator, in which case the Sponsor and the Trust will not receive the production resulting from such development expenses. If the operators of the Underlying Properties do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Sponsor or estimated in the reserve report.

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

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating and development expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third-party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves.

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

In the event of the bankruptcy of an operator of the Underlying Properties, the working interest owners in the affected properties will have to seek a new party to perform the development and the operations of the affected wells. The working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to Trust unitholders.

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

RISKS RELATED TO THE STRUCTURE OF THE TRUST

The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Net Profits Interest. Trust unitholders have no voting rights with respect to the Sponsor and, therefore, have no managerial, contractual or other ability to influence the Sponsor’s or the third-party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Third party operators operate substantially all of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

The Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations.

The Sponsor at any time may transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may, along with the third-party operators, abandon individual wells or properties reasonably believed to be not economically viable. Trust unitholders will not be entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any profits from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest will continue to burden the transferred property and net profits attributable to such property will be calculated as part of the computation of net profits. The Sponsor may delegate to the transferee responsibility for all of the Sponsor’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred.

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

The third-party operators and the Sponsor may enter into farm-out, operating, participation and other similar agreements to develop the property without the consent or approval of the Trustee or any Trust unitholder.

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

As working interest owners in, and the operators of certain wells on, the Underlying Properties, the Sponsor and its affiliates could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•	The Sponsor’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of certain wells on the Underlying Properties for which the Sponsor acts as the operator. The Sponsor also may make decisions with respect to development expenses that adversely affect the Underlying Properties. These decisions include reducing development expenses on properties for which the Sponsor acts as the operator, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

•	The Sponsor may sell some or all the Underlying Properties without taking into consideration the interests of the Trust unitholders. Such sales may not be in the best interests of the Trust unitholders. These purchasers may lack the Sponsor’s experience or its creditworthiness. The Sponsor also has the right, under certain circumstances, to cause the Trustee to release all or a portion of the Net Profits Interest in connection with a sale of a portion of the Underlying Properties to which such Net Profits Interest relates. In such an event, the Trust is entitled to receive the fair value (net of sales costs) of the Net Profits Interest released.

•	The Sponsor may sell its Trust Units without considering the effects such sale may have on Trust Unit prices or on the Trust itself. Additionally, the Sponsor can vote its Trust Units in its sole discretion without considering the interests of the other Trust unitholders. The Sponsor is not a fiduciary with respect to the Trust unitholders or the Trust and does not owe any fiduciary duties or liabilities to the Trust unitholders or the Trust.

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

RISKS RELATED TO OWNERSHIP OF THE TRUST UNITS

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

On September 25, 2020, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the Trust units, nor does the Trust have the authority to cause a reverse split of the units or to take similar action designed to affect the trading price of the units without a vote from the Trust unitholders. Although the NYSE has notified the Trust that the Trust had regained compliance with the Minimum Price Requirement as of February 26, 2021, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

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

LEGAL, ENVIRONMENTAL AND REGULATORY RISKS

The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

The oil and natural gas exploration and production operations on the Underlying Properties are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that apply to the operations on the Underlying Properties, including the requirement to obtain a permit before conducting drilling, waste disposal or other regulated activities; the restriction of types, quantities and concentrations of materials that can be released into the environment; restrictions on water withdrawal and use; the incurrence of significant development expenses to install pollution or safety-related controls at the operated facilities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require the Sponsor, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. For example, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities (“Methane Rule”). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 rule proposal that eliminates the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations on the Underlying Properties. Furthermore, the inability to comply with environmental laws and regulations in a cost-effective manner, such as removal and disposal of produced water and other generated oil and gas wastes, could impair the operators’ ability to produce oil and natural gas commercially from the Underlying Properties, which would reduce profits attributable to the Net Profits Interest.

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

In June 2016, the EPA published the Methane Rule. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that that culminated in a 2020 rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause the Sponsor to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.”

The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Sponsor’s equipment and operations could require the Sponsor to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for the Sponsor’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, the Sponsor’s products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, the Sponsor’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. The Sponsor cannot predict with any certainty at this time how these possibilities may affect its operations.

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact the operators of the Underlying Properties and the Trust.

Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the operators’ assets and operations and, consequently, may reduce profits attributable to the Net Profits Interest and, as a result, the Trust’s cash available for distribution. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.

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

CYBERSECURITY RISKS

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

As of December 31, 2020, the Underlying Properties had proved reserves of 12.2 MMBoe with 83% and 96% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. Substantially all of the 12.2 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2020, the Sponsor held average working interests of approximately 25% and 18% and average net revenue interests of approximately 21% and 13% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2020. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2020 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2020 and 2019:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2020
Proved Developed Producing	2,196	5,404	3,097	$28,598	6,995	17,117	9,848	$35,747
Proved Developed Non-Producing	8	898	158	973	15	1,540	271	1,019
Proved Undeveloped	2	4,552	761	2,818	5	12,271	2,050	1,693
2019
Proved Developed Producing	2,878	6,149	3,903	$62,184	10,020	20,960	13,513	$77,730
Proved Developed Non-Producing	—	—	—	—	—	—	—	—
Proved Undeveloped	243	8,184	1,607	10,968	613	16,865	3,424	7,374

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2020	2019	2018
Oil (per Bbl)	$39.57	$55.69	$65.56
Natural gas (per MMBTU)	$1.99	$2.58	$3.10

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2020, proved undeveloped reserves of the Underlying Properties decreased 1.4 MMBoe due to decrease in the amount of booked, non-operated Wolfcamp shale wells in the Permian Basin, partially offset by modest increases in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana. Compared to the year ended December 31, 2019, a decreased amount of proved undeveloped gross wells were recognized in the reserves of the Underlying Properties when compared to the year ended December 31, 2020. The decrease in gross wells does not represent a reduction in undeveloped reserves potential, as these reserves are still part of the Underlying Properties. However, the reduction was estimated based on an updated market view of third-party operators’ completion activity given current oil price volatility. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2020.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2019	613	16,865	3,424
Development	5	6	5
Revisions and Other	(613)	(4,600)	(1,379)
Balance – December 31, 2020	5	12,271	2,050

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2020:

	Acres
	Gross	Net
Permian Basin	123,637	36,580
East Texas/North Louisiana	12,629	4,899
Total	135,266	41,479

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2020:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	3,023	290	71	26
East Texas/North Louisiana	—	—	318	54
Total	3,023	290	389	80

(1)	The Sponsor’s total producing wells include 17 operated wells and 3,395 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	—	—	2	0.1	6	0.5
Dry holes	—	—	—	—	—	—
	—	—	2	0.1	6	0.5
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	—	—	2	0.1	6	0.5
Dry holes	—	—	—	—	—	—
	—	—	2	0.1	6	0.5

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	—	—	3	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	3	0.1	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	—	—	3	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	3	0.1	—	—

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 58% of the future production from the Underlying Properties is expected to be oil and approximately 42% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,637 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2020). The largest field in the Permian Basin region is the Lost Tank field, which individually accounts for more than 15 percent of the Underlying Properties reserves as of December 31, 2020. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Lost Tank field were 2.6 MMBoe as of December 31, 2020. This field is operated by Occidental Petroleum.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,629 gross (4,899 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; the Kingston field, operated by EXCO Resources and Indigo Resources, LLC; and the Stockman field, operated by COERT. Substantially all proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 2.3 MMBoe and 0.1 MMBoe, respectively, as of December 31, 2020.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2020, 2019 and 2018.

		Year Ended December 31,
		2020	2019	2018
Permian Basin	Oil Sales Volumes (Bbls)	389,473	684,936	797,614
	Natural Gas(1) Sales Volumes (Mcf)	1,072,611	1,946,157	2,458,036
	Total Sales Volumes (Boe)	568,241	1,009,295	1,207,287
	Oil Average Sales Price per Bbl	$50.66	$50.54	$55.19
	Natural Gas Average Sales Price per Mcf	$1.67	$2.50	$3.12
	Average Lease Operating Expense per Boe	$17.73	$16.04	$26.11
	Proved Reserves (MBoe)	9,707	13,257	14,590

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	1,323	2,566	2,616
	Natural Gas(1) Sales Volumes (Mcf)	949,148	1,995,528	2,543,104
	Total Sales Volumes (Boe)	159,514	335,154	426,467
	Oil Average Sales Price per Bbl	$53.56	$55.70	$50.09
	Natural Gas Average Sales Price per Mcf	$1.87	$2.67	$3.73
	Average Lease Operating Expense per Boe	$9.36	$4.41	$9.43
	Proved Reserves (MBoe)	2,462	3,680	3,819

Total	Oil Sales Volumes (Bbls)	390,796	687,502	800,230
	Natural Gas(1) Sales Volumes (Mcf)	2,021,759	3,941,685	5,001,140
	Total Sales Volumes (Boe)	727,756	1,344,450	1,633,754
	Oil Average Sales Price per Bbl	$50.67	$50.56	$55.18
	Natural Gas Average Sales Price per Mcf	$1.77	$2.59	$3.00
	Average Lease Operating Expense per Boe	$15.90	$16.12	$21.76
	Proved Reserves (MBoe)	12,169	16,937	18,409

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2020, there were 33,000,000 Trust Units outstanding. On March 23, 2021, there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the tenth business day after the record date (or the next succeeding business day). For further information on distributions to unitholders, see Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2020.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2020.

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

2020 Recap and 2021 Outlook

The average NYMEX oil price and gas price received for the production months included in 2020 distributions decreased 0% and 32%, respectively, from the prior year as a result of the corresponding decrease in the average NYMEX oil price and average NYMEX gas price for the relevant production months.

In 2020, the development activity on the Underlying Properties included the successful drilling, with completion activities scheduled for the first half of 2021, of seven gross wells in the Haynesville area of Louisiana and four gross wells in the Permian area.

Crude oil prices declined sharply in the first quarter of 2020 in response to the economic effects of the coronavirus pandemic and the dispute over production levels between Russia and members of OPEC. Prices have since rebounded for both crude oil and natural gas, but the effects of the global pandemic have resulted in continuing volatility for commodity prices and an oil and gas industry facing increasing capital constraint. Such factors, if they persist for the near term or longer, could adversely affect the operators of the Underlying Properties, production from the Underlying Properties and/or distributions to Trust unitholders.

The operators of the Underlying Properties continue to evaluate planned capital expenditures during 2021, but based on currently available information, the Sponsor anticipates 2021 capital expenditures to range from $2.0 million to $4.0 million attributable to the properties in which the Trust owns a net profits interest, or $1.6 million to $3.2 million net to the Trust’s 80% net profits interest.

New York Stock Exchange Continued Listing

Under the continued listing requirements of The New York Stock Exchange (“NYSE”), a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures.

On September 25, 2020, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. On March 11, 2021, the Trust received written notification from the NYSE that the Trust had regained compliance with the Minimum Price Requirement as of February 26, 2021.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2020 and 2019.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2020:
January	47,611	231,303	$54.29	$1.68
February	53,754	285,393	$51.02	$1.85
March	56,862	307,446	$54.75	$1.85
April	69,862	262,576	$56.72	$2.00
May	54,239	268,941	$57.21	$2.06
June	49,425	344,106	$49.62	$1.70
July(1)	59,043	321,994	$31.19	$1.32
Total—2020(1)	390,796	2,021,759	$50.67	$1.77
2019:
February(2)	93,121	653,876	$52.83	$2.44
March	50,352	304,870	$49.22	$2.77
April	57,592	697,875	$45.48	$3.53
May	68,173	169,901	$46.95	$3.13
June	70,909	319,771	$43.04	$2.60
July	65,134	332,432	$53.36	$2.70
August	49,496	343,247	$59.53	$2.28
September	60,644	232,198	$55.82	$2.17
October	65,192	306,546	$49.55	$2.15
November	51,264	257,729	$53.11	$2.01
December	55,625	323,240	$49.11	$1.75
Total—2019(2)	687,502	3,941,685	$50.56	$2.59

(1)	The table for the year ended December 31, 2020 does not separately display sales volumes for August through December because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative. In August 2020, direct operating and development expenses and capital expenditures exceeded revenues, which resulted in negative net profits from the Underlying Properties which was carried forward to be deducted from future net profits generated by the Underlying Properties.

(2)	The table for the year ended December 31, 2019 does not separately display sales volumes for January because the Trust did not pay a distribution that month, as the net profits interest calculation for such period was negative. In January 2019, direct operating and development expenses and capital expenditures exceeded revenues, which resulted in negative net profits from the Underlying Properties that was carried forward to be deducted from future net profits generated by the Underlying Properties. In February 2019, net profits from the Underlying Properties were positive, and the aggregate shortfall was deducted from such net profits when calculating distributions paid in February 2019. As a result, sales volumes for January 2019 have been included in the sales volumes for February 2019.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2020 and 2019 were determined as shown in the following table:

	Year Ended December 31,
	2020	2019
Gross profits:
Oil sales	$19,800,363	$34,761,157
Natural gas sales	3,572,906	10,196,537
Total	23,373,269	44,957,694
Costs:
Direct operating expenses:
Lease operating expenses	12,233,000	21,769,278
Compression, gathering and transportation	1,016,000	2,139,682
Production, ad valorem and other taxes	1,616,000	3,946,250
Development expenses	1,552,000	5,250,000
Total	16,417,000	33,105,210
Gross proceeds from sale/lease of undeveloped acreage	—	221,615
Net profits attributable to underlying properties	$6,956,269	$12,074,099
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	$5,565,015	$9,659,279
Release of Escrow	—	751,732
Income from Net Profits Interest	5,565,015	10,411,011
Less: COERT Loan Repayment	(101,148)	—
Less: Trust general and administrative expenses and cash withheld for expenses	(440,277)	(891,765
Distributable income	$5,023,590	$9,519,246

In 2020, there were five months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. This resulted in an aggregate net profits shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 31, 2020. As a result, there were no distributions to Trust unitholders from August through December 2020. As of December 31, 2020, the remaining aggregate shortfall of $1.7 million will be carried forward to be deducted from future net profits generated by the Underlying Properties. As net profits for the five months were negative and therefore no distributions were paid to unitholders with respect to these five months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for 2020 detailed in the table above as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Underlying Properties Sales Volumes:
Oil (Bbls)	390,796	687,502
Natural Gas (Mcf)	2,021,759	3,941,685
Combined (Boe)	727,756	1,344,450

Average Prices:
Oil – NYMEX (September-August) ($/Bbl)	$52.34	$58.59
Differential	$(1.67)	$(8.03)
Oil prices realized ($/Bbl)	$50.67	$50.56

Natural gas – NYMEX (August-July) ($/Mcf)	$2.31	$3.02
Differential	$(0.54)	$(0.43)
Natural gas prices realized ($/Mcf)	$1.77	$2.59

Years Ended December 31, 2020 and 2019

Net profits attributable to the Underlying Properties for the year ended December 31, 2020 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from September 2019 through March 2020;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2019 through February 2020; and

•	direct operating and development expenses related to expenses and capital incurred primarily from October 2019 to April 2020.

Net profits attributable to the Underlying Properties for the year ended December 31, 2020 were $7.0 million compared to $12.1 million for the year ended December 31, 2019. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last five months of 2020, the Trust did not pay a distribution to unitholders from August through December 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the last five months of 2020 and instead will be included in a future period once the net profits shortfall has been recouped. Therefore, several variances between the periods are due to the inclusion of only seven months of results in the year ended December 31, 2020 compared to twelve months included in the year ended December 31, 2019. The $5.1 million decrease in net profits attributable to the Underlying Properties from the 2019 period to the 2020 period was primarily due to the following items:

•	Oil sales decreased $15.0 million, primarily due to lower sales volumes, which decreased oil sales by $15.0 million. Oil sales volumes decreased 43% primarily because the year ended December 31, 2020 included only seven months of oil sales volumes while the year ended December 31, 2019 included twelve months of oil sales volumes.

•	Natural gas sales decreased $6.6 million due to lower sales volumes, which decreased natural gas sales by $4.9 million. Natural gas volumes decreased 49% primarily because the year ended December 31, 2020 included only seven months of natural gas sales volumes while the year ended December 31, 2019 included twelve months of natural gas sales volumes. The remaining $1.7 million decrease in natural gas sales was due to lower realized prices. The average natural gas price received decreased 32% as a result of the corresponding decreases in the average NYMEX natural gas price for the relevant production months.

•	Compression, gathering and transportation (“CGT”) expenses decreased from $2.1 million in 2019 to $1.0 million in 2020. The decrease in CGT expenses is primarily due to the difference in the number of months included in the respective periods.

•	Lease operating expenses decreased $9.5 million in 2020 compared to 2019, primarily attributable to the difference in the number of months included in the respective periods.

•	Production, ad valorem and other taxes decreased $2.3 million in 2020 compared to 2019 primarily due to the decrease in production volumes.

•	Development expenses decreased $3.7 million, or 70%, in 2020 compared to 2019 primarily due decrease in drilling activity during 2020.

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

The Trust withheld $0.5 million and paid $0.9 million for general and administrative expenses during the year ended December 31, 2020. Expenses paid during the period primarily consisted of fees for the preparation of 2019 tax information for unitholders, preparation of the Trust’s 2020 reserve report and Annual Report on Form 10-K, 2020 financial statement audit fees, preparation of the Trust’s 2020 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2019, the Trust withheld $0.8 million and paid $0.9 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2020 and 2019, the Trust held cash reserves of $29,639 and $90,665, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2020 and 2019, Advances to the Trust were $348,821 and $34,818, respectively.

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

Neither Enduro nor the Sponsor has entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2020 or 2019, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

Contractual Obligations

        As of December 31, 2020, the Trust had no obligations or commitments to make future contractual payments other than the administrative fee payable to the Trustee and the Delaware Trustee. See “Certain Relationships and Related Transactions, and Director Independence—Trustee Administrative Fee” in Item 13 of this Form 10-K.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2019 or 2018. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 5. Fair Value Measurements” of the Notes to Financial Statements in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2020 and 2019, the related statements of distributable income and changes in trust corpus for each of the two years ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2020 and 2019, and its distributable income for each of the two years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Trustee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Amortization of Net Profits Interest in oil and natural gas properties

Description of the Matter

At December 31, 2020, the net book value of the Trust’s Net Profits Interest in oil and natural gas properties was $71,265,032, and amortization was $5,900,923 for the year then ended. As described in Note 2, amortization of Net Profits Interest in oil and natural gas properties is calculated using the unit-of-production method based on the oil and natural gas reserves of the Underlying Properties, as estimated by the Trust’s independent petroleum engineers. Oil and natural gas reserves are those quantities of natural gas, crude oil, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Significant judgment is required by the Trust’s independent petroleum engineers in evaluating geological and engineering data when estimating oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, among others.

Auditing the Trust’s amortization of Net Profits Interest is complex because of the use of the work of the independent petroleum engineers and the evaluation of Trustee’s determination of the inputs described above used by the engineers in estimating oil and natural gas reserves.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Trust’s independent petroleum engineers used to prepare the reserve estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating oil and natural gas reserves by agreeing them to source documentation, and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated the Sponsor’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years and by assessing consistency of the development projections with the Sponsor’s development plan. We also tested the mathematical accuracy of the amortization calculation, including comparing the oil and natural gas reserve amounts used in the calculations to the Trust’s reserve reports.

/s/ Ernst & Young LLP

We have served as the Trust’s auditor since 2011.

Houston, Texas

March 23, 2021

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$29,639	$90,665
Net profits interest in oil and natural gas properties, net	71,265,032	77,165,956
Total assets	$71,294,671	$77,256,621
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$348,821	$34,818
Total liabilities	348,821	34,818
Trust corpus (33,000,000 units issued and outstanding)	70,945,850	77,221,803
Total liabilities and Trust corpus	$71,294,671	$77,256,621

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2020	2019
Income from net profits interest	$5,565,015	$9,481,987
Income from sale of net profits interest on undeveloped acreage	—	177,292
Interest and investment income	446	16,659
General and administrative expenses	(916,900)	(928,014)
Cash reserves used (withheld) for Trust expenses	375,030	771,322
Distributable income	$5,023,591	$9,519,246
Distributable income per unit (33,000,000 units)	$0.152230	$0.288462

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2020	2019
Trust corpus, beginning of period	$77,221,803	$84,084,189
Cash reserves (used) withheld for Trust expenses	(375,030)	(771,322)
Distributable income	5,023,591	9,519,246
Distributions to unitholders	(5,023,591)	(9,519,246)
Amortization of net profits interest	(5,900,923)	(6,091,064)
Trust corpus, end of period	$70,945,850	$77,221,803

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	TRUST ORGANIZATION AND PROVISIONS

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2020 or 2019, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2020 and 2019 was $285,826,125 and $279,925,202, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2020 or 2019, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

Impairment of Net Profits Interest

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Net Profits Interest exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
June 15, 2020	June 30, 2020	July 15, 2020	$0.003800
Total—2020			$0.152230
2019:
January 18, 2019	January 31, 2019	February 14, 2019	$0.005135
February 15, 2019	February 28, 2019	March 14, 2019	$0.026550
March 18, 2019	March 29, 2019	April 15, 2019	$0.076357
April 18, 2019	April 30, 2019	May 14, 2019	$0.016800
May 20, 2019	May 31, 2019	June 14, 2019	$0.006988
June 17, 2019	June 28, 2019	July 15, 2019	$0.041556
July 19, 2019	July 31, 2019	August 14, 2019	$0.021476
August 16, 2019	August 30, 2019	September 16, 2019	$0.020600
September 16, 2019	September 30, 2019	October 15, 2019	$0.044000
October 18, 2019	October 31, 2019	November 14, 2019	$0.019000
November 15, 2019	November 29, 2019	December 13, 2019	$0.010000
Total—2019			$0.288462

6.	TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the years ended December 31, 2020 and 2019, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee, respectively, pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures February 10, 2021. On February 11, 2021, COERT provided the Trust with a new letter of credit for $1.2 million which matures on February 11, 2022. This letter is set to automatically renew for 1 year from the date of maturity unless otherwise notified by the lender 30 days prior to its maturity. The letter of credit to the Trustee is unfunded as of December 31, 2020.

Advances from COERT. From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2020 and 2019, Advances to the Trust were $348,821 and $34,818, respectively.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

The Trust did not declare any distributions subsequent to December 31, 2020 and up to the date of the financial statements.

PERMIANVILLE ROYALTY TRUST
UNAUDITED SUPPLEMENTARY INFORMATION

8. Supplementary Oil and Natural Gas Information (Unaudited)

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

	2020	2019
Oil (per Bbl)	$39.57	$55.69
Natural gas (per MMBTU)	$1.99	$2.58

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

As of December 31, 2020 and 2019, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2019	4,174	16,362	6,901
Revisions of previous estimates	(915)	(1,241)	(1,122)
Income from Net Profits Interest	(138)	(788)	(269)
Balance—December 31, 2019	3,121	14,333	5,510
Extensions and discoveries	12	1,231	217
Revisions of previous estimates	(614)	(3,093)	(1,130)
Income from Net Profits Interest	(313)	(1,617)	(582)
Balance—December 31, 2020	2,206	10,854	4,015
Proved developed reserves:
December 31, 2019	2,878	6,149	3,903
December 31, 2020	2,206	10,854	4,015
Proved undeveloped reserves:
December 31, 2019	243	8,184	1,607
December 31, 2020	2	4,552	761

(1)       Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST
UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of previous estimates. During the year ended December 31, 2020, revisions of previous estimates decreased oil reserves by 20%, primarily due to a decrease in the average oil price used to estimate future net reserves. The NYMEX average oil price of $39.57 per Bbl used to determine reserves as of December 31, 2020 was 29% lower than the $55.69 per Bbl average NYMEX oil price as of December 31, 2019.

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

PERMIANVILLE ROYALTY TRUST
UNAUDITED SUPPLEMENTARY INFORMATION—Continued

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2020	2019
	(in thousands)
Future cash inflows	$74,646	$170,487
Future production taxes	(6,421)	(13,857)
Future net cash flows	$68,225	$156,630
10% annual discount for estimated timing of cash flows	(35,837)	(83,478)
Standardized measure of discounted future net cash flows	$32,388	$73,152

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Extensions, discoveries, and other additions	$880	$—
Accretion of discount	6,587	11,101
Revisions of previous estimates and other	(42,666)	(39,476)
Income from Net Profits Interest	(5,565)	(9,482)
Change in present value of future net revenues	(40,764)	(37,857)
Balance, beginning of period	73,152	111,009
Balance, end of year	$32,388	$73,152

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2020, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the years ended December 31, 2020 and 2019, the Trustee received $200,000, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)       Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 23, 2021 except as set forth below. The following information has been obtained from public filings with the SEC.

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

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accountant Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the years ended December 31, 2020 and 2019, Ernst & Young, LLP served as the Trust’s independent registered public accounting firm. The Trustee also has appointed Ernst & Young, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2020.

The following table presents the aggregate fees billed to the Trust for the years ended December 31, 2020 and 2019 by Ernst & Young, LLP:

	2020	2019
Audit fees(1)	$304,111	$276,061
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$304,111	$276,061

(1)	Fees billed for professional services rendered for the integrated audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File no. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2021	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

By:	/s/ SARAH NEWELL
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