Form 10-Q
period 2021-03-31
Permianville Royalty Trust
filed 2021-05-17
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$6,100	$29,639
Net profits interest in oil and natural gas properties, net	69,706,233	71,265,032
Total assets	$69,712,333	$71,294,671
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$612,744	$348,821
Total liabilities	612,744	348,821
Trust corpus (33,000,000 units issued and outstanding)	69,099,589	70,945,850
Total liabilities and Trust corpus	$69,712,333	$71,294,671

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2021	2020
Income from net profits interest	$–	$2,288,832
Interest and investment income	1	369
General and administrative expenses	(287,463)	(355,949)
Cash reserves used for Trust expenses	287,462	150,038
Distributable income	$–	$2,083,290

Distributable income per unit (33,000,000 units)	$–	$0.063130

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$70,945,850	$77,221,804
Cash reserves (used) for Trust expenses	(287,462)	(150,038)
Distributable income	–	2,083,290
Distributions to unitholders	–	(2,083,290)
Amortization of net profits interest	(1,558,799)	(1,346,687)
Trust corpus, end of period	$69,099,589	$75,725,079

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2021, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties' production and reserves and is charged directly to the Trust corpus; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2021 and December 31, 2020 was $287,384,924 and $285,826,125, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2021 or 2020, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month, subject to adjustments for changes made by the Trustee during the month in any cash reserves established for future liabilities of the Trust. No distributions will be made to Trust unitholders until the indebtedness created by such amounts drawn or borrowed as advances to the Trust have been repaid in full. Distributions are made to the holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) and are payable on or before the 10th business day after the record date.

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2021:
Year to Date – 2021			$0.000000

Three Months Ended March 31, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
Year to Date - 2020			$0.063130

For the three months ended March 31, 2021, the Net Profits Interest generated positive income for each month in the period, and reduced the cumulative shortfall of $1.7 million as of December 31, 2020. As a result, there were no net profits reported or distributed in the first three months of 2021. The aggregate Net Profits Interest shortfall, which was approximately $1.3 million as of March 31, 2021, will be carried forward to be deducted from future net profits generated by the Underlying Properties.

6.	ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of March 31, 2021 and December 31, 2020, advances to the Trust were $612,744 and $348,821, respectively.

7.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2021 and 2020, the Trust paid $50,000 to the Trustee pursuant to the terms of the Trust Agreement. During each of the three-month periods ended March 31, 2021 and 2020 the Trust paid $2,000 to the Delaware Trustee.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2020 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2020 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”)

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

New York Stock Exchange Listing Status

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

Outlook

The outlook for development activity for the Underlying Properties has improved during the first months of 2021 when compared to the historic downturn in oil and gas prices seen during 2020. The West Texas Intermediate spot price of crude oil has rallied materially from $48.52 per barrel on December 31, 2020 to $63.82 per barrel on May 13, 2021. However, the effects of the COVID-19 pandemic and the 2020 dispute over production levels between Russia and the members of OPEC continue to affect the oil and gas industry, with many operators expected to reduce their 2021 capital budgets to levels below those in prior years in which oil prices were comparable to current levels. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The lasting impact of COVID-19 is still unknown and the timing of a full oil and natural gas demand recovery continues to evolve, and it is not possible to reliably estimate the impact that these developments will have on the Sponsor or the Trust in future periods. If commodity prices for crude oil and natural gas remain volatile as seen in 2020, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

As previously disclosed, the Sponsor anticipates 2021 capital expenditures to range from $2 million to $4 million attributable to the properties in which the Trust owns a net profits interest, or $1.6 million to $3.2 million net to the Trust’s 80% Net Profits Interest. The Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Underlying Properties also have exposure to natural gas reserves in the Haynesville shale and other properties, where commodity prices and capital markets activity held up in contrast to oil prices over the last twelve months. The Sponsor will continue to monitor and possibly participate in future capital projects in 2021 as operators continue to dynamically shift capital between oil and natural gas focused projects.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Gross profits:
Oil sales	5,119,139	$8,446,035	(39)%
Natural gas sales	1,239,309	1,479,004	(16)%
Total	6,358,448	9,925,039	(36)%

Costs:
Direct operating expenses:
Lease operating expenses	4,029,000	5,238,000	(23)%
Compression, gathering and transportation	623,000	383,000	63%
Production, ad valorem and other taxes	813,000	657,000	24%
Development expenses	320,000	786,000	(59)%
Total	5,785,000	7,064,000	(18)%

Net profits	573,448	2,861,039	(80)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	458,759	2,288,832	(80)%
Less: Trust general and administrative expenses and cash withheld for expenses	–	(205,542)	(100)%
Less: Net profits allocable to Net Profits Interest Shortfall	(458,759)	–	100%
Distributable income	–	$2,083,290	(100)%

Cumulative Net Profits Interest Shortfall at March 31, 2021	(1,254,429)	–	-

For the three months ended March 31, 2021, the Net Profits Interest generated positive income for each month in the period, and reduced the cumulative shortfall of $1.7 million that existed as of December 31, 2020. As a result, there were no net profits reported or distributed in the first three months of 2021. The aggregate Net Profits Interest shortfall, which was approximately $1.3 million as of March 31, 2021, will be carried forward to be deducted from future net profits generated by the Underlying Properties.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	137,369	158,227	(13)%
Natural Gas (Mcf)	772,831	824,142	(6)%
Combined (Boe)	266,174	295,584	(10)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$40.18	$56.02	(28)%
Differential	$(2.91)	$(2.64)	10%
Oil prices realized ($/Bbl)	$37.27	$53.38	(30)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.18	$2.27	(4)%
Differential	$(0.58)	$(0.48)	20%
Natural gas prices realized ($/Mcf)	$1.60	$1.79	(11)%

Net profits attributable to the Underlying Properties for the three months ended March 31, 2021 were $0.6 million compared to $2.8 million for the three months ended March 31, 2020. As a result of aggregate net profits shortfall that was carried from 2020 into the first three months of 2021, the Trust did not pay a distribution to unitholders during the first three months of 2021. The $2.3 million decrease in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales decreased $3.3 million, due to lower produced volumes and lower realized prices. The 28% decrease in realized oil sales prices in the 2021 period compared to the 2020 period decreased revenues by $2.2 million, and lower produced volumes decreased revenues by $1.1 million.

•	Natural gas sales decreased $0.2 million due to lower produced volumes and lower realized prices. The 6% decrease in gas sales volumes and 11% decrease in realized gas prices in the 2021 period compared to the 2020 period decreased revenues by $0.1 million, respectively.

•	Lease operating expenses decreased by $1.2 million primarily because of temporarily shut-in wells due to lower commodity prices during the COVID-19 pandemic.

•	Compression, gathering and transportation costs increased $0.2 million, primarily due to an increase in plant processing fees for NGL sales.

•	Production, ad valorem and other taxes increased $0.2 million, primarily due to a slight increase in ad valorem taxes during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

•	Development expenses decreased $0.5 million primarily due to a decrease in capital projects in the Permian Basin.

For the first quarter of 2021, the Trust withheld $0.0 million, and paid $0.3 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended March 31, 2021, the Trust withheld $0.2 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. At March 31, 2021 and December 31, 2020, the Trust held cash of $6,100 and $29,639, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2021 and December 31, 2020, there was an outstanding advance of $612,744 and $348,821, respectively.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2020 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2021.

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

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2020 Annual Report on Form 10-K.

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

Date: May 17, 2021

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