Form 10-Q
period 2021-06-30
Permianville Royalty Trust
filed 2021-08-13
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

Net profits interest—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties.The share is measured by net profits from the sale of production after deducting costs associated with that production.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$7,161	$29,639
Net profits interest in oil and natural gas properties, net	68,034,074	71,265,032
Total assets	$68,041,235	$71,294,671
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$797,744	$348,821
Total liabilities	797,744	348,821
Trust corpus (33,000,000 units issued and outstanding)	67,243,491	70,945,850
Total liabilities and Trust corpus	$68,041,235	$71,294,671

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from net profits interest	$–	$3,103,364	$–	$5,392,196
Interest and investment income	–	73	1	442
General and administrative expenses	(183,939)	(213,354)	(471,401)	(569,303)
Cash reserves used (withheld) for Trust expenses	183,939	(75,183)	471,400	74,855
Distributable income	$–	$2,814,900	$–	$4,898,190

Distributable income per unit (33,000,000 units)	$–	$0.085300	$–	$0.148430

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$69,099,589	$75,725,078	$70,945,850	$77,221,803
Cash reserves (used) withheld for Trust expenses	(183,939)	75,183	(471,400)	(74,855)
Distributable income	–	2,814,900	–	4,898,190
Distributions to unitholders	–	(2,814,900)	–	(4,898,190)
Amortization of net profits interest	(1,672,159)	(1,455,481)	(3,230,959)	(2,802,168)
Trust corpus, end of period	$67,243,491	$74,344,780	$67,243,491	$74,344,780

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2021, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.       BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

 The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2021 and December 31, 2020 was $289,057,084 and $285,826,125, respectively.

 The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended June 30, 2021 or 2020, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

State Taxes

The Trust’s revenues are from sources in the states of Louisiana, New Mexico, and Texas. Because it distributes all of its net income to unitholders, the Trust is not taxed at the trust level in Louisiana or New Mexico. Although the Trust does not owe tax, the Trustee is required to file a return with Louisiana reflecting the income and deductions of the Trust attributable to properties located in that state. Presently, Louisiana and New Mexico tax nonresident income from real property located within that state. Louisiana and New Mexico impose a corporate income tax which may apply to unitholders organized as corporations.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2021:
Year to Date – 2021			$0.000000

Six Months Ended June 30, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
Year to Date – 2020			$0.148430

For the six months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative outstanding Net Profits Interest shortfall from $1.7 million as of December 31, 2020 to approximately $0.5 million as of June 30, 2021. As a result, there were no net profits reported or distributed in the first six months of 2021. Distributions to the Trust will resume once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 are eliminated. These balances will be carried forward to be deducted from future net profits generated by the Underlying Properties.

6.        ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of June 30, 2021 and December 31, 2020, advances to the Trust were $797,744 and $348,821, respectively.

7.        TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and six-month periods ended June 30, 2021 and 2020, the Trust paid $50,000 and $100,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $0 and $2,000 to the Delaware Trustee during the three- and six-month periods ended June 30, 2021, respectively. The Trust paid a total of $0 and $2,000 to the Delaware Trustee during the three- and six-month periods ended June 30, 2020, respectively.

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

Outlook

The outlook for development activity for the Underlying Properties improved during the first half of 2021 when compared to the historic downturn in oil and gas prices seen during 2020. The West Texas Intermediate spot price of crude oil has rallied materially from $48.52 per barrel on December 31, 2020 to $69.25 per barrel on August 11, 2021. However, the effects of the COVID-19 pandemic and the ongoing disagreements over production levels between Russia and the members of OPEC continue to affect the oil and gas industry, with many operators expected to reduce their 2021 capital budgets to levels below those in prior years in which oil prices were comparable to current levels. COVID-19 has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. COVID-19 also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. Recently, the spread of the Delta variant of the coronavirus has resulted in the reimposition of restrictions and health protocols in some jurisdictions in the United States and elsewhere and could have an adverse effect on the demand for oil and natural gas. The lasting impact of COVID-19 is still unknown and the timing of a full oil and natural gas demand recovery continues to evolve, and it is not possible to reliably estimate the impact that these developments will have on the Sponsor or the Trust in future periods. If commodity prices for crude oil and natural gas remain volatile as seen in 2020, monthly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
Gross profits:
Oil sales	$ 6,398,985	$9,518,343	(33)%
Natural gas sales	1,990,650	1,664,862	20%
Total	8,389,635	11,183,205	(25)%

Costs:
Direct operating expenses:
Lease operating expenses	5,097,000	5,309,000	(4)%
Compression, gathering and transportation	569,000	491,000	16%
Production, ad valorem and other taxes	1,008,000	788,000	28%
Development expenses	757,000	716,000	6%
Total	7,431,000	7,304,000	2%

Net profits	958,635	3,879,205	(75)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	766,908	3,103,364	(75)%
Less: Trust general and administrative expenses and cash withheld for expenses	–	(187,316)	(100)%
Less: Sponsor loan repayment	–	(101,148)	(100)%
Less: Net profits allocable to Net Profits Interest Shortfall	(766,908)	–	100%
Distributable income	–	$2,814,900	(100)%

Cumulative Net Profits Interest Shortfall at June 30, 2021	(487,521)	–	–

For the three months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative Net Profits Interest shortfall from $1.3 million as of March 31, 2021 to approximately $0.5 million as of June 30, 2021. Due to the continuing Net Profits Interest shortfall, there were no net profits reported or distributed in the three months ended June 30, 2021. Distributions to the Trust will resume once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 are eliminated. These balances will be carried forward to be deducted from future net profits generated by the Underlying Properties.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	132,618	173,526	(24)%
Natural Gas (Mcf)	917,480	875,623	5%
Combined (Boe)	285,531	319,463	(11)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$52.74	$55.96	(6)%
Differential	$(4.49)	$(1.11)	305%
Oil prices realized ($/Bbl)	$48.25	$54.85	(12)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.79	$2.41	16%
Differential	$(0.62)	$(0.51)	21%
Natural gas prices realized ($/Mcf)	$2.17	$1.90	14%

Net profits attributable to the Underlying Properties for the three months ended June 30, 2021 were $0.8 million compared to $3.1 million for the three months ended June 30, 2020. As a result of the aggregate Net Profits Interest shortfall that was carried from 2020 into the three months ended June 30, 2021, the Trust did not make any distributions to unitholders during the three months ended June 30, 2021. The $2.3 million decrease in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales decreased $3.1 million, due to lower produced volumes and lower realized prices. The 12% decrease in realized oil sales prices in the 2021 period compared to the 2020 period decreased revenues by $0.9 million, and 24% lower produced volumes decreased revenues by $2.2 million.

•	Natural gas sales increased $0.3 million due to higher produced volumes and higher realized prices. The 5% increase in gas sales volumes and 14% increase in realized gas prices in the 2021 period compared to the 2020 period increased revenues by $0.1 million and $0.2 million, respectively.

•	Lease operating expenses decreased by $0.2 million primarily because of lower oil production.

•	Compression, gathering and transportation costs increased $0.1 million, primarily due to an increase in plant processing fees for NGL sales.

•	Production, ad valorem and other taxes increased $0.2 million, primarily due to an increase in ad valorem taxes during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

•	Development expenses decreased $0.1 million due to a slight decrease in capital projects in the Permian Basin.

For the first half of 2021, the Trust paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended June 30, 2020, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Gross profits:
Oil sales	$11,518,124	$17,964,378	(36)%
Natural gas sales	3,229,958	3,143,867	3%
Total	14,748,083	21,108,245	(30)%

Costs:
Direct operating expenses:
Lease operating expenses	9,126,000	10,547,000	(13)%
Compression, gathering and transportation	1,192,000	874,000	36%
Production, ad valorem and other taxes	1,821,000	1,445,000	26%
Development expenses	1,077,000	1,502,000	(28)%
Total	13,216,000	14,368,000	(8)%

Net profits	1,532,083	6,740,245	(77)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	1,225,666	5,392,196	(77)%
Less: Trust general and administrative expenses and cash withheld for expenses	–	(392,858)	(100)%
Less: Sponsor loan repayment	–	(101,148)	(100)%
Less: Net profits allocable to Net Profits Interest Shortfall	(1,225,666)	–	100%
Distributable income	–	$4,898,190	(100)%

Cumulative Net Profits Interest Shortfall at June 30, 2021	(487,521)	–	–

For the six months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative Net Profits Interest shortfall from $1.7 million as of December 31, 2020 to approximately $0.5 million as of June 30, 2021. Due to the continuing Net Profits Interest shortfall, there were no net profits reported or distributed in the six months ended June 30, 2021. Distributions to the Trust will resume once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 are eliminated. These balances will be carried forward to be deducted from future net profits generated by the Underlying Properties.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	269,987	331,753	(19)%
Natural Gas (Mcf)	1,690,311	1,699,765	(1)%
Combined (Boe)	551,706	615,047	(10)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$46,46	$55.99	(17)%
Differential	$(3.80)	$(1.84)	106%
Oil prices realized ($/Bbl)	$42.66	$54.15	(21)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.48	$2.34	6%
Differential	$(0.57)	$(0.49)	17%
Natural gas prices realized ($/Mcf)	$1.91	$1.85	3%

Net profits attributable to the Underlying Properties for the six months ended June 30, 2021 were $1.2 million compared to $5.4 million for the six months ended June 30, 2020. As a result of aggregate Net Profits Interest shortfall that was carried from December 31, 2020 into the first half of 2021, the Trust did not make any distributions to unitholders during the first half of 2021. The $4.2 million decrease in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales decreased $6.4 million, due to lower produced volumes and lower realized prices. The 21% decrease in realized oil sales prices in the 2021 period compared to the 2020 period decreased revenues by $3.1 million, and 19% lower produced volumes decreased revenues by $3.3 million.

•	Natural gas sales increased $0.1 million primarily due to higher realized prices. The 3% increase in realized gas prices increased revenues by $0.1 million in the 2021 period compared to the 2020 period.

•	Lease operating expenses decreased by $1.4 million primarily because of lower oil production.

•	Compression, gathering and transportation costs increased $0.3 million, primarily due to an increase in plant processing fees for NGL sales.

•	Production, ad valorem and other taxes increased $0.4 million, primarily due to an increase in ad valorem taxes during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•	Development expenses decreased $0.4 million due to a decrease in capital projects in the Permian Basin.

For the first half of 2021, the Trust withheld $0.0 million, and paid $0.5 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the six months ended June 30, 2020, the Trust withheld $0.4 million and paid $0.6 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2021 and December 31, 2020, the Trust had cash of $7,161 and $29,639, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2021 and December 31, 2020, there was an outstanding advance of $797,744 and $348,821, respectively. The advance to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2020 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2021.

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

Date: August 13, 2021

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