Form 10-Q
period 2021-09-30
Permianville Royalty Trust
filed 2021-11-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$1,091	$29,639
Net profits interest in oil and natural gas properties, net	66,500,234	71,265,032
Total assets	$66,501,325	$71,294,671
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$–	$348,821
Total liabilities	–	348,821
Trust corpus (33,000,000 units issued and outstanding)	66,501,325	70,945,850
Total liabilities and Trust corpus	$66,501,325	$71,294,671

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from net profits interest	$1,399,460	$172,819	$1,399,460	$5,565,015
Interest and investment income	–	1	1	445
General and administrative expenses	(178,786)	(123,887)	(650,188)	(693,190)
Cash reserves used (withheld) for Trust expenses	(791,674)	76,467	(320,273)	151,320
Distributable income	$429,000	$125,400	$429,000	$5,023,590

Distributable income per unit (33,000,000 units)	$0.013000	$0.003800	$0.013000	$0.152230

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$67,243,490	$74,344,781	$70,945,850	$77,221,803
Cash reserves (used) withheld for Trust expenses	791,674	(76,467)	320,274	(151,320)
Distributable income	429,000	125,400	429,000	5,023,590
Distributions to unitholders	(429,000)	(125,400)	(429,000)	(5,023,590)
Amortization of net profits interest	(1,533,839)	(1,259,174)	(4,764,799)	(4,061,343)
Trust corpus, end of period	$66,501,325	$73,009,140	$66,501,325	$73,009,140

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2021, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.     BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”).

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to the Trust corpus; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. An impairment loss would be charged to the Trust and would not impact the Statement of Distributable Income.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2021 and December 31, 2020 was $290,590,924 and $285,826,125, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended September 30, 2021 or 2020, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Nine Months Ended September 30, 2021:
August 15, 2021	August 31, 2021	September 15, 2021	$0.013000
Year to Date – 2021			$0.013000

Nine Months Ended September 30, 2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
June 15, 2020	June 30, 2020	July 15, 2020	$0.003800
Year to Date – 2020			$0.152230

In July and August 2020, the direct operating and development expenses exceeded revenues, causing the net profits to be negative and creating a Net Profits Interest shortfall of $2.2 million as of September 30, 2020, which was carried forward to be deducted from future net profits to be generated by the Underlying Properties. As a result, there were no distributions to the Trust unitholders in August and September 2020, respectively.

During the nine months ended September 30, 2021, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative outstanding Net Profits Interest shortfall of $1.7 million that existed as of December 31, 2020. In August 2021, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a positive distribution to the unitholders in September 2021.

6.     ADVANCES TO THE TRUST

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. During the nine months ended September 30, 2021 the balance of the advance to the Trust has been fully repaid. As of September 30, 2021 and December 31, 2020, cumulative outstanding advances to the Trust were $0 and $348,821, respectively.

7.     TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and nine-month periods ended September 30, 2021 and 2020, the Trust paid $50,000 and $150,000, respectively, to the Trustee pursuant to the terms of the Trust Agreement. The Trust paid $0 and $2,000 to the Delaware Trustee during the three- and nine-month periods ended September 30, 2021, respectively. The Trust paid a total of $0 and $2,000 to the Delaware Trustee during the three- and nine-month periods ended September 30, 2020, respectively.

8.     SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 15, 2021, a distribution of $0.021000 per unit, which was declared on September 17, 2021, was paid to Trust unitholders of record as of September 30, 2021.

On October 18, 2021, the Trust declared a distribution of $0.02700 per unit to unitholders of record as of October 29, 2021. The distribution is expected to be paid to unitholders on November 15, 2021.

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

Outlook

The outlook for development activity for the Underlying Properties improved during the first three quarters of 2021 when compared to the historic downturn in oil and gas prices seen during 2020. The West Texas Intermediate spot price of crude oil has rallied materially from $48.52 per barrel on December 31, 2020 to $81.34 per barrel on November 10, 2021. However, the lingering effects of the COVID-19 pandemic and the ongoing uncertainty around the timing of production increases from Russia and the members of OPEC continue to affect the oil and gas industry, with many operators electing to reduce their 2021 capital budgets to levels below those in prior years in which oil prices were comparable to current levels. The COVID-19 pandemic has resulted in widespread and localized health crises that adversely affect general commercial activity, the economies and financial markets of many countries and localities, as well as global demand for oil and natural gas. The pandemic also has resulted in significant business and operational disruptions, including business closures, disruptions to supply chains, travel restrictions and limitations on the availability of workforces. The lasting impact of COVID-19 is still unknown and the timing of a full oil and natural gas demand recovery continues to evolve, and it is not possible to reliably estimate the impact that these developments will have on the Sponsor or the Trust in future periods. If commodity prices for crude oil and natural gas remain volatile as seen in 2020, monthly cash distributions to unitholders could be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

As previously disclosed, the Sponsor anticipates 2021 capital expenditures to range from $2 million to $4 million attributable to the Underlying Properties, or $1.6 million to $3.2 million net to the Trust’s 80% Net Profits Interest. The Sponsor now expects the 2021 cash capital expenditures to be at the high end of that range, based on recent drilling proposals received from operators of the Underlying Properties for projects that are expected to take place during the final months of 2021 and into 2022. The Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Underlying Properties also have exposure to natural gas reserves in the Haynesville shale and other properties, where commodity prices and capital markets activity held up in contrast to oil prices during 2020 and into early 2021. The Sponsor will continue to monitor and possibly participate in future capital projects in 2021 as operators continue to dynamically shift capital between oil and natural gas focused projects.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Gross profits:
Oil sales	$7,212,993	$1,841,329	292%
Natural gas sales	2,210,735	423,695	422%
Total	9,423,728	2,265,024	316%

Costs:
Direct operating expenses:
Lease operating expenses	4,530,000	1,686,000	169%
Compression, gathering and transportation	751,000	142,000	429%
Production, ad valorem and other taxes	873,000	171,000	411%
Development expenses	911,000	50,000	1,722%
Total	7,065,000	2,049,000	245%

Net profits	2,358,728	216,024	992%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	1,886,982	172,819	992%
Less: Trust general and administrative expenses and cash withheld for expenses	(172,716	(47,419)	264%
Less: Sponsor loan repayment	(797,744)	–	100%
Less: Net profits allocable to Net Profits Interest Shortfall	(487,522)	–	100%
Distributable income	429,000	$125,400	242%

For the three months ended September 30, 2021, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $0.5 million as of June 30, 2021 and the cumulative outstanding Sponsor advances to the Trust of $0.8 million.

During the three months ended September 30, 2020, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in August and September 2020, respectively. This resulted in an aggregate Net Profits Interest shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 30, 2020, which was carried forward to be deducted from future net profits to be generated by the Underlying Properties. For September 2020, excluding the aggregate Net Profits Interest shortfall, income from the distributable net profits interest was approximately $0.5 million, which would have been distributed in October 2020. The income of $0.5 million reduced the aggregate Net Profits Interest shortfall to approximately $2.2 million, prior to repayment of Sponsor advances, as of September 30, 2020. As net profits for August and September 2020 were negative and therefore no distributions were paid to unitholders with respect to these two months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the three months ended September 30, 2020 detailed in the table above as well as the related sales volumes detailed below.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	117,087	59,043	98%
Natural Gas (Mcf)	868,950	321,994	170%
Combined (Boe)	261,912	112,709	132%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$63.07	$30.45	107%
Differential	$(1.47)	$0.74	(299)%
Oil prices realized ($/Bbl)	$61.60	$31.19	97%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.73	$2.16	27%
Differential	$(0.19)	$(0.84)	(77)%
Natural gas prices realized ($/Mcf)	$2.54	$1.32	92%

Net profits attributable to the Underlying Properties for the three months ended September 30, 2021 were $2.4 million compared to $0.2 million for the three months ended September 30, 2020. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months during the third quarter of 2020, the Trust did not pay a distribution to unitholders in August or September 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the three months ended September 30, 2020. Therefore, several variances between the three-month periods are due to the inclusion of three months of results during the quarter ended September 30, 2021 compared to only one month of results in the quarter ended September 30, 2020. The $2.2 million increase in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales increased $5.4 million, primarily due to the inclusion of three months of oil sales in the quarter ended September 30, 2021 compared to one month in the quarter ended September 30, 2020. The 97% increase in realized oil sales prices in the 2021 period compared to the 2020 period increased revenues by $3.6 million, and the 98% increase in produced volumes increased revenues by $1.8 million.

•	Natural gas sales increased $1.8 million, primarily due to the inclusion of three months of natural gas sales in the quarter ended September 30, 2021 compared to one month in the quarter ended September 30, 2020. The 170% increase in gas sales volumes and 92% increase in realized gas prices in the 2021 period compared to the 2020 period increased revenues by $0.7 million and $1.1 million, respectively.

•	Lease operating expenses increased $2.8 million, primarily attributable to the difference in the number of months included in the respective periods.

•	Compression, gathering and transportation costs increased $0.6 million, primarily due to the 170% increase in natural gas production.

•	Production, ad valorem and other taxes increased $0.7 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the increase in oil and natural gas sales.

•	Development expenses increased $0.9 million due to drilling and completion costs for drilling multiple new wells in the Haynesville Area.

For the three months ended September 30, 2021, the Trust withheld $1.0 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended September 30, 2020, the Trust withheld $0.1 million and paid $0.1 million for general and administrative expenses.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Gross profits:
Oil sales	$18,731,117	$19,805,707	(5)%
Natural gas sales	5,440,693	3,567,562	53%
Total	24,171,810	23,373,269	3%

Costs:
Direct operating expenses:
Lease operating expenses	13,656,000	12,233,000	12%
Compression, gathering and transportation	1,943,000	1,016,000	91%
Production, ad valorem and other taxes	2,694,000	1,616,000	67%
Development expenses	1,988,000	1,552,000	28%
Total	20,281,000	16,417,000	24%

Net profits	3,890,810	6,956,269	(44)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,112,648	5,565,015	(44)%
Less: Trust general and administrative expenses and cash withheld for expenses	(172,716)	(440,277)	(61)%
Less: Sponsor loan repayment	(797,744)	(101,148)	689%
Less: Net profits allocable to Net Profits Interest Shortfall	(1,713,188)	–	100%
Distributable income	429,000	$5,023,590	(91)%

For the nine months ended September 30, 2021, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.7 million as of December 31, 2020 and the cumulative outstanding Sponsor advances to the Trust of $0.8 million.

During the nine months ended September 30, 2020, there were two months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. As a result, there were no distributions to Trust unitholders in August or September 2020. This resulted in an aggregate Net Profits Interest shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 30, 2020, which was carried forward to be deducted from future net profits to be generated by the Underlying Properties. For September 2020, excluding the aggregate Net Profits Interest shortfall, income from the distributable net profits interest was approximately $0.5 million, which would have been distributed in October 2020. The income of $0.5 million reduced the aggregate Net Profits Interest shortfall to approximately $2.2 million, prior to repayment of Sponsor advances, as of September 30, 2020. As net profits for July and August 2020 were negative and therefore no distributions were paid to unitholders with respect to these two months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the nine months ended September 30, 2020 detailed in the table above as well as the related sales volumes detailed below.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	387,074	390,796	(1)%
Natural Gas (Mcf)	2,559,261	2,021,759	27%
Combined (Boe)	813,618	727,756	12%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$52.00	$52.44	(1)%
Differential	$(3.61)	$(1.76)	105%
Oil prices realized ($/Bbl)	$48.39	$50.68	(5)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.57	$2.20	17%
Differential	$(0.44)	$(0.44)	0%
Natural gas prices realized ($/Mcf)	$2.13	$1.76	20%

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2021 were $3.9 million compared to $7.0 million for the nine months ended September 30, 2020. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for two months during the third quarter of 2020, the Trust did not pay a distribution to unitholders in August or September 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the three months ended September 30, 2020. Therefore, several variances between the periods are due to the inclusion of nine months of results in the nine-month period ended September 30, 2021 compared to only seven months of results in the nine month period ended September 30, 2020. The $3.1 million decrease in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales decreased $1.1 million, due to lower produced volumes and lower realized prices. The 5% decrease in realized oil sales prices in the 2021 period compared to the 2020 period decreased revenues by $0.9 million, and 1% lower produced volumes decreased revenues by $0.2 million.

•	Natural gas sales increased $1.9 million, primarily due to the inclusion of nine months of natural gas sales in the period ended September 30, 2021 compared to seven months in the period ended September 30, 2020. The 27% increase in gas sales volumes and 20% increase in realized gas prices in the 2021 period compared to the 2020 period increased revenues by $1.0 million and $0.9 million, respectively.

•	Lease operating expenses increased $1.4 million, primarily attributable to the difference in the number of months included in the respective periods.

•	Compression, gathering and transportation costs increased $0.9 million, primarily due to the 27% increase in natural gas production.

•	Production, ad valorem and other taxes increased $1.1 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the increase in oil and natural gas sales.

•	Development expenses increased $0.4 million due to drilling and completion costs for drilling multiple new wells in the Haynesville Area.

For the nine months ended September 30, 2021, the Trust withheld $1.0 million, and paid $0.7 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the nine months ended September 30, 2020, the Trust withheld $0.5 million and paid $0.7 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified COERT that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in January 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of September 30, 2021 and December 31, 2020, the Trust had cash of $1,091 and $29,639, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2021 and December 31, 2020, there was an outstanding advance of $0 and $348,821, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

Cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be held in a noninterest-bearing account or may be invested in:

●	interest-bearing obligations of the United States government;

●	money market funds that invest only in United States government securities;

●	repurchase agreements secured by interest-bearing obligations of the United States government; or

●	bank certificates of deposit.

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

Distributions Declared After Quarter End

On October 18, 2021, the Trust declared a distribution of $0.02700 per unit to unitholders of record as of October 29, 2021. The distribution is expected to be paid to unitholders on November 15, 2021.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2020 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2021.

Subsequent Events

Distributions Paid or Declared

On October 15, 2021, a distribution of $0.021000 per unit, which was declared on September 17, 2021, was paid to Trust unitholders of record as of September 30, 2021.

On October 18, 2021, the Trust declared a distribution of $0.02700 per unit to unitholders of record as of October 29, 2021. The distribution is expected to be paid to unitholders on November 15, 2021.

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

Date: November 15, 2021

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