Form 10-K
period 2021-12-31
Permianville Royalty Trust
filed 2022-03-25
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $47,336,000.

As of March 25, 2022, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

References to the “Trust” in this document refer to Permianville Royalty Trust, while references to “COERT” or “the Sponsor” in this document refer to COERT Holdings 1 LLC.

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

In November 2021, the Trustee notified COERT that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution to Trust unitholders paid in February 2022, the Trust is withholding, and in the future intends to withhold, $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2021	2020
ConocoPhillips	29%	38%
Occidental Petroleum	18%	16%
HollyFrontier	14%	13%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 25, 2022.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. In September 2021, the Sponsor entered into a lease arrangement with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Borden County, Texas, for total estimated proceeds of $82,500 (approximately $63,000 net to the Trust’s 80% Net Profits Interest).

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

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, the Sponsor generates materials in the course of its operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”

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

The properties upon which the Sponsor conducts its operations have been used for oil and natural gas exploration and production for many years. Although the Sponsor and, as applicable, the Sponsor’s predecessor, Enduro, may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which the Sponsor conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, the properties upon which the Sponsor conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the Sponsor’s control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Sponsor could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination or to pay some or all of the costs of any such action.

Water discharges. The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into water of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for an individual Section 404 USACE permit for the discharge of dredge and fill materials must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the USACE define “waters of the United States” (“WOTUS”) , which defines the extent of geographic jurisdiction under the CWA, can impact the Sponsor’s regulatory and permitting obligations under the CWA. In 2020, the EPA and the USACE issued a final rule (“2020 rule”) that narrowed the definition of WOTUS when compared to the prior definition of WOTUS that had been adopted in 2015. In August 2021, however, a court vacated the 2020 rule. In response, the EPA and the USACE reverted to the WOTUS definition in use prior to the 2015 WOTUS rulemaking. That pre-2015 definition is broader than the definition from the 2020 rule, but was never formally codified because it was based on interpretation of a U.S. Supreme Court decision. On December 7, 2021, the agencies published a proposed rule that would codify the interpretation currently in use. The comment period closed in February 2022 and a final rule is expected later in 2022. At the same time, the U.S. Supreme Court has taken up a case that may again revise the understanding of the WOTUS definition. The Sponsor’s regulatory obligations and permitting costs may increase under the current definition as opposed to the one in effect under the 2020 rule, and there will remain some uncertainty around the definition of WOTUS and the scope of CWA regulation, given expected challenges to the 2022 final rule and the pending Supreme Court case.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit all or some of the USACE NWPs before their current expiration date of February 2026. In addition, a federal court in Montana is currently hearing a challenge to NWP 12, which is used to authorize regulatory impacts related to oil and gas pipelines. Revisions to the NWPs by USACE or an adverse decision in Montana may restrict or remove the ability to use NWP 12 or other NWPs to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.

Finally, the Oil Pollution Act of 1990, as amended, or “OPA,” which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities in certain instances to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. The Sponsor has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

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

Air emissions. The federal Clean Air Act (“CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require the Sponsor to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air emissions permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of the Sponsor’s properties.

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

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact the Sponsor’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan for the ozone standard for certain states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit the Sponsor’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although the Sponsor may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time the Sponsor does not expect that such requirements will have a material adverse effect on its operations.

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

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, that are constructed, modified, or reconstructed after September 18, 2015 (the “Methane Rule”). Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. That 2020 final rule, however, was undone by a June 30, 2021 Congressional Review Act resolution that re-instituted the regulation of methane from new, modified, and reconstructed oil and gas sources. Additionally, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration is in the process of an initial revision to the NEPA regulations, and in October 2021 the White House Council on Environmental Quality (“CEQ”) published a proposed rule that would undo many of the changes adopted in 2020. The current administration has also stated its intention to undertake a second and more comprehensive round of revisions. The immediate changes may not have a significant impact on federal reviews related to the Sponsor’s actions because the Trump Administration rule was never fully implemented by the agencies; however, continued change may increase agency review times associated with federal actions as agencies adjust to changing requirements and react to any resulting litigation.

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited, delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause the Sponsor to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.

Employee health and safety. The operations of the Sponsor are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

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

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust Units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to Trust unitholders;

•	The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to Trust unitholders;

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units;

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders;

•	Third party operators are the operators of all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties;

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties;

•	Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders;

•	The generation of profits for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties;

•	Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders;

•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production;

•	The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust;

•	The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders;

•	The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements;

•	The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves;

•	In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico;

•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties;

•	The Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations;

•	Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment;

•	Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand;

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee;

•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units;

•	The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust;

•	The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities;

•	The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities;

•	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects;

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties;

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s business operations;

•	If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders;

•	Unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

BUSINESS AND OPERATING RISKS

Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•       regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•       the level of demand and perceptions of demand for oil and natural gas;

•       political conditions or hostilities in oil and natural gas producing regions;

•	the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

•       anticipated future prices of oil and natural gas and other commodities;

•       weather conditions and seasonal trends;

•       technological advances affecting energy consumption and energy supply;

•       U.S. and worldwide economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•       the price and availability of alternative fuels;

•       the proximity, capacity, cost and availability of gathering and transportation facilities;

•       the volatility and uncertainty of regional pricing differentials;

•       governmental regulations and taxation;

•       energy conservation and environmental measures; and

•       acts of force majeure.

Crude oil prices have been volatile over the last two years in response to the economic effects of the COVID-19 pandemic and other factors affecting the global economy. Low oil and natural gas prices will reduce profits to which the Trust is entitled, which will reduce the amount of each available for distribution to Trust unitholders, and may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

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

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to Trust unitholders.

The COVID-19 pandemic and the measures put in place to address it have created significant volatility, uncertainty, and economic disruption since the first quarter of 2020. Over the course of the pandemic, public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including quarantines, shelter-in-place orders and business and government shutdowns. Although some of these limitations and mandates have been relaxed in certain jurisdictions, others have been reinstated in areas that have experienced a resurgence of COVID-19 cases and there is no guarantee restrictions will not be reimposed in the future. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue or worsen during the upcoming months, including as a result of the emergence of more infectious variants of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reinstate restrictions. As a result, the ongoing impact of the COVID-19 pandemic remains uncertain and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the virus or treat its effect, the availability and effectiveness of vaccines or other treatments, and how quickly and to what extent economic conditions improve.

Furthermore, the impact of the pandemic has led to significant global economic contraction generally, and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Since the beginning of 2020, the West Texas Intermediate spot price of crude oil has ranged widely in response to the economic effects of the COVID-19 pandemic and other factors affecting the global economy. Oil and natural gas prices are expected to continue to be volatile, and the Trust cannot predict when prices will stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on the Sponsor’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to Trust unitholders due to numerous uncertainties.

The extent to which the COVID-19 pandemic negatively affects the operators of and production from the Underlying Properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil and natural gas prices will adversely affect the operators of the Underlying Properties. If commodity prices for crude oil and natural gas remain volatile and below historical levels, monthly cash distributions to Trust unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low oil and natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities, which could result in termination of the Net Profits Interest relating to the abandoned well or property. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic; the occurrence, spread, duration and severity of any subsequent variants of COVID-19; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, the Sponsor’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2021 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2021 as required by the SEC. The applicable prices for 2021 were $66.56 per Bbl of oil and $3.598 per Mcf of natural gas.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to a continuation in the volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

Third party operators are the operators of all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2021, all of the wells on the Underlying Properties were operated by third party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third-party operators, therefore, depends on a number of factors that will be largely outside of the Sponsor’s control, including:

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

The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders.

The Trust’s source of capital is the cash flows from the Net Profits Interest. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to Trust unitholders.

In November 2021 the Trustee notified the Sponsor that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution paid to Trust unitholders in February 2022, the Trustee is withholding, and in the future intends to withhold, $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

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

The value of the Net Profits Interest and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of the operators of the Underlying Properties. None of the operators of the Underlying Properties, including the Sponsor, has agreed with the Trust to maintain a certain net worth or to be restricted by other similar covenants.

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

In the event of any future bankruptcy of any operator of the Underlying Properties, the working interest owners in the affected properties will have to seek a new party to perform the development and the operations of the affected wells. The working interest owners may not be able to find a replacement driller or operator, and they may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period. As a result, such a bankruptcy may result in reduced production from the reserves and decreased distributions to Trust unitholders, and could adversely affect the value of the Net Profits Interest.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for 0.25% or less of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. In September 2021, the Sponsor entered into a lease arrangement with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Borden County, Texas, for total estimated proceeds of $82,500 (approximately $63,000 net to the Trust’s 80% Net Profits Interest).

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

On September 25, 2020, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the Trust Units, nor does the Trust have the authority to cause a reverse split of the units or to take similar action designed to affect the trading price of the units without a vote from the Trust unitholders. Although the NYSE notified the Trust that the Trust had regained compliance with the Minimum Price Requirement as of February 26, 2021, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

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

For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require the Sponsor, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. In addition, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. On November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

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

In June 2014, the U.S. Supreme Court held that GHG alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld the EPA’s authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for GHG in their permit. These EPA rules could affect the operations on the Underlying Properties or the ability of the operators of the Underlying Properties to obtain air permits for new or modified facilities.

In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. On November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

In 2012 the EPA adopted federal NSPS that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. More recently, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period The ultimate fate of the proposed methane emissions guidelines is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

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

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, Trust unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to such unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

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

As of December 31, 2021, the Underlying Properties had proved reserves of 12.5 MMBoe with 83% and 88% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. All of the 12.5 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2021, the Sponsor held average working interests of approximately 22% and 16% and average net revenue interests of approximately 18% and 12% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2021. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2021 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2021 and 2020:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2021
Proved Developed Producing	2,690	6,220	3,727	$77,330	7,411	16,807	10,212	$96,662
Proved Developed Non-Producing	-	397	66	822	-	545	91	1,029
Proved Undeveloped	382	4,405	1,116	13,448	756	8,494	2,172	13,923
2020
Proved Developed Producing	2,196	5,404	3,097	$28,598	6,995	17,117	9,848	$35,747
Proved Developed Non-Producing	8	898	158	973	15	1,540	271	1,019
Proved Undeveloped	2	4,552	761	2,818	5	12,271	2,050	1,693

(1)	Reserves for natural gas liquids are included as a component of oil reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2021	2020	2019
Oil (per Bbl)	$66.56	$39.57	$55.69
Natural gas (per Mcf)	$3.60	$1.99	$2.58

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2021, proved undeveloped reserves of the Underlying Properties increased 2.2 MMBoe due to the increase in the amount of booked, non-operated shale wells in the Permian Basin, partially offset by modest decrease in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana. Compared to the year ended December 31, 2020, an increase in the amount of proved undeveloped gross wells were recognized in the reserves of the Underlying Properties when compared to the year ended December 31, 2021. The increase in gross wells reflects an increase in timing of the development of undeveloped reserves potential in the Underlying Properties due to an increase in commodity prices and planned capital expenditures by the operators of the Underlying Properties. The slight reduction in natural gas reserves booked does not reflect a decrease in the underlying reserves potential, as these reserves are still part of the Underlying Properties. However, the reduction was estimated based on an updated market view of third-party operators’ completion activity within the Haynesville given the current third-party operator preference for oil-weighted capital expenditures over natural gas-weighted expenditures. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2021.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2020	5	12,271	2,050
Development	480	1,550	738
Revisions and Other	271	(5,327)	(617)
Balance – December 31, 2021	756	8,494	2,171

(1)       Reserves for natural gas liquids are included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2021:

	Acres
	Gross	Net
Permian Basin	123,637	36,580
East Texas/North Louisiana	12,629	4,899
Total	135,266	41,479

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2021:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	2,639	229	68	9
East Texas/North Louisiana	—	—	287	34
Total	2,639	229	355	43

(1)  The Sponsor’s total producing wells include 3,395 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	1	0.1	—	—	2	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	2	0.1
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	1	0.1	—	—	2	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	2	0.1

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	4	0.1	—	—	3	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	3	0.1
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	4	0.1	—	—	3	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	3	0.1

(1)       Production of natural gas liquids is immaterial and included as a component of natural gas production.

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 65% of the future production from the Underlying Properties is expected to be oil and approximately 35% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,637 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2021). The largest field in the Permian Basin region is the Eunice Monument field, which individually accounts for 15 percent of the Underlying Properties reserves as of December 31, 2021. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 1.8 MMBoe as of December 31, 2021. This field is operated by Apache Corporation and Empire New Mexico.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 12,629 gross (4,899 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; and the Kingston field, operated by EXCO Resources and Indigo Resources, LLC. All proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 1.3 MMBoe and 0.3 MMBoe, respectively, as of December 31, 2021.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2021, 2020 and 2019.

		Year Ended December 31,
		2021	2020	2019
Permian Basin	Oil Sales Volumes (Bbls)	730,891	389,473	684,936
	Natural Gas(1) Sales Volumes (Mcf)	3,067,864	1,072,611	1,946,157
	Total Sales Volumes (Boe)	1,242,202	568,241	1,009,295
	Oil Average Sales Price per Bbl	$45.62	$50.66	$50.54
	Natural Gas Average Sales Price per Mcf	$2.00	$1.67	$2.50
	Average Lease Operating Expense per Boe	$20.55	$17.73	$16.04
	Proved Reserves (MBoe)	10,876	9,707	13,257

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	2,036	1,323	2,566
	Natural Gas(1) Sales Volumes (Mcf)	1,862,665	949,148	1,995,528
	Total Sales Volumes (Boe)	312,480	159,514	335,154
	Oil Average Sales Price per Bbl	$30.31	$53.56	$55.70
	Natural Gas Average Sales Price per Mcf	$2.08	$1.87	$2.67
	Average Lease Operating Expense per Boe	$7.63	$9.36	$4.41
	Proved Reserves (MBoe)	1,597	2,462	3,680

Total	Oil Sales Volumes (Bbls)	732,927	390,796	687,502
	Natural Gas(1) Sales Volumes (Mcf)	4,930,529	2,021,759	3,941,685
	Total Sales Volumes (Boe)	1,554,682	727,756	1,344,450
	Oil Average Sales Price per Bbl	$45.65	$50.67	$50.56
	Natural Gas Average Sales Price per Mcf	$2.03	$1.77	$2.59
	Average Lease Operating Expense per Boe	$17.96	$15.90	$16.12
	Proved Reserves (MBoe)	12,474	12,169	16,937

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

The Sponsor generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the Underlying Properties in the prior 12 months and provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. In September 2021, the Sponsor entered into a lease arrangement with respect to a portion of the mineral rights relating to certain of the Underlying Properties located in Borden County, Texas, for total estimated proceeds of $82,500 (approximately $63,000 net to the Trust’s 80% Net Profits Interest).

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

The Sponsor believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such Underlying Properties or Net Profits Interest. Under the terms of the Conveyance creating the Net Profits Interest, the Sponsor has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—Financial Risks—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties” in Item 1A of this Form 10-K.

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

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2021, there were 33,000,000 Trust Units outstanding. On March 25, 2022, there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the tenth business day after the record date (or the next succeeding business day). For further information on distributions to Trust unitholders, see Note 5 of the Notes to Financial Statements in Item 8 of this Form 10-K.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2021.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2021.

Item 6.	[Reserved]

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2021 Recap and 2022 Outlook

The average NYMEX oil price received for the production months included in 2021 distributions decreased 10%, while the gas price received for the production months included in 2021 distributions increased 15%, from the prior year. While there was a corresponding increase in the average NYMEX oil price and average NYMEX gas price for the relevant production months, the volatility in the market led to wider differentials for the received oil price.

In 2021, the development activity on the Underlying Properties included the successful drilling and completion of four gross wells in the Haynesville area of Louisiana and one gross wells in the Permian area.

Crude oil prices increased materially throughout 2021, with some noted volatility but still ending the year up 59% year-over-year, as the improvement in economic activity and mobility from the lingering effects of the coronavirus pandemic transitioned into demand recovery in 2021. This improvement was also aided by relatively stable supply actions by Russia and members of OPEC, in contrast to prior years. The effects of the global COVID-19 pandemic have not completely subsided and continue to create volatility for commodity prices and an oil and gas industry facing continued capital constraints despite higher absolute prices. Natural gas prices saw a similar, and even more volatile, recovery in 2021 due in part to severe weather events in the first quarter of 2021, but ended the year up 53% compared to the prior year. Natural gas prices are also expected to remain volatile due to weather and changing supply and demand dynamics in the U.S. due to increased exports and the effects of the transition to alternative fuels on the U.S. power industry. Such factors, if they persist for the near term or longer, could adversely affect the operators of the Underlying Properties, production from the Underlying Properties and/or distributions to Trust unitholders.

The operators of the Underlying Properties continue to evaluate planned capital expenditures during 2022, but based on currently available information, the Sponsor anticipates 2022 capital expenditures to range from $6.0 million to $8.0 million attributable to the properties in which the Trust owns a net profits interest, or $4.8 million to $6.4 million net to the Trust’s 80% Net Profits Interest. This increase compared to prior years is due in part to higher commodity prices and the operators of the Underlying Properties generating more cash flow for reinvestment in the current price environment than in previous years. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as the come due.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2021 and 2020.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2021:
September	612,786	4,071,705	$41.20	$1.80
October	38,925	288,656	$70.47	$2.83
November	37,384	306,555	$70.27	$2.92
December	43,832	263,613	$65.22	$3.60
Total—2021(1)	732,927	4,930,529	$62.82	$2.91
2020:
January	47,611	231,303	$54.29	$1.68
February	53,754	285,393	$51.02	$1.85
March	56,862	307,446	$54.75	$1.85
April	69,862	262,576	$56.72	$2.00
May	54,239	268,941	$57.21	$2.06
June	49,425	344,106	$49.62	$1.70
July	59,043	321,994	$31.19	$1.32
Total—2020(2)	390,796	2,021,759	$50.67	$1.77

(1)	The table for the year ended December 31, 2021 does not separately display sales volumes for January through August because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative.

(2)	The table for the year ended December 31, 2020 does not include sales volumes from August through December as the Trust did not pay a distribution in those months as the net profits interest calculation for such periods was negative. In August 2020, direct operating and development expenses and capital expenditures exceeded revenues, which resulted in a Net Profits Interest shortfall of $2.1 million as of August 31, 2020, which was carried forward to be deducted from future net profits to be generated by the Underlying Properties.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Income from Net Profits Interest. Net profits income for the years ended December 31, 2021 and 2020 were determined as shown in the following table:

	Year Ended December 31,
	2021	2020
Gross profits:
Oil sales	$33,473,431	$19,800,363
Natural gas sales	9,993,877	3,572,906
Total	43,467,308	23,373,269
Costs:
Direct operating expenses:
Lease operating expenses	26,611,000	12,233,000
Compression, gathering and transportation	3,352,000	1,016,000
Production, ad valorem and other taxes	4,670,000	1,616,000
Development expenses	3,549,000	1,552,000
Total	38,182,000	16,417,000
Gross proceeds from sale/lease of undeveloped acreage	157,956	—
Net profits attributable to underlying properties	$5,443,264	$6,956,269
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$4,354,611	$5,565,015
Less: COERT Loan Repayment	(797,744)	(101,148)
Less: Trust general and administrative expenses and cash withheld for expenses	(438,367)	(440,277)
Distributable income	$3,118,500	$5,023,590

In 2020, there were five months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. This resulted in an aggregate Net Profits Interest shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 31, 2020. As a result, there were no distributions to Trust unitholders from August through December 2020. As of December 31, 2020, the remaining aggregate shortfall of $1.7 million was carried forward to be deducted from future net profits to be generated by the Underlying Properties. As net profits for the five months were negative and therefore no distributions were paid to Trust unitholders with respect to these five months, the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the year ended December 31, 2020 detailed in the table above as well as the related sales volumes detailed below.

In September 2021, net profits from the Underlying Properties were positive, which eliminated the cumulative Net Profits Interest shortfall of $2.7 million and the cumulative outstanding Sponsor advances to the Trust of $0.8 million.  Since the Net Profits Interest shortfall was eliminated in 2021, revenues and the associated direct operating and development expenses for the final five months of 2020 are included in the calculation of distributable income detailed in the table above for the year ended December 31, 2021 as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Underlying Properties Sales Volumes:
Oil (Bbls)	732,927	390,796
Natural Gas (Mcf)	4,930,529	2,021,759
Combined (Boe)	1,554,682	727,756

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$55.04	$52.34
Differential	$(9.37)	$(1.67)
Oil prices realized ($/Bbl)	$45.67	$50.67

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$2.53	$2.31
Differential	$(0.50)	$(0.54)
Natural gas prices realized ($/Mcf)	$2.03	$1.77

Years Ended December 31, 2021 and 2020

Net profits attributable to the Underlying Properties for the year ended December 31, 2021 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from April 2020 through August 2021;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from March 2020 through July 2021; and

•	direct operating and development expenses related to expenses and capital incurred primarily from May 2020 to September 2021.

Net profits attributable to the Underlying Properties for the year ended December 31, 2021 were $5.4 million compared to $7.0 million for the year ended December 31, 2020. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last five months of 2020, the Trust did not pay a distribution to Trust unitholders from August through December 2020. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the final five months of 2020 and instead are included in the results for the year ended December 31, 2021, as the Net Profits Interest shortfall was finally eliminated in September 2021. Therefore, several variances between the periods are due to the inclusion of only seven months of results in the year ended December 31, 2020 compared to seventeen months included in the year ended December 31, 2021. The $1.5 million decrease in net profits attributable to the Underlying Properties from the 2020 period to the 2021 period was primarily due to the following items:

•	Oil sales increased $13.7 million, primarily due to higher sales volumes, which increased oil sales by $17.3 million. Oil sales volumes increased 88% primarily because the year ended December 31, 2021 included seventeen months of oil sales volumes while the year ended December 31, 2020 only included seven months of oil sales volumes.

•	Natural gas sales increased $6.4 million due to higher sales volumes, which increased natural gas sales by $5.1 million. Natural gas volumes increased 144% primarily because the year ended December 31, 2021 included seventeen months of gas sales volumes while the year ended December 31, 2020 only included seven months of gas sales volumes. The remaining $1.3 million increase in natural gas sales was due to higher realized prices. The average natural gas price received increased 15% as a result of the corresponding increases in the average NYMEX natural gas price for the relevant production months.

•	Compression, gathering and transportation (“CGT”) expenses increased from $1.0 million in 2020 to $3.4 million in 2021. The increase in CGT expenses is primarily due to the difference in the number of months included in the respective periods.

•	Lease operating expenses increased $14.4 million in 2021 compared to 2020, primarily attributable to the difference in the number of months included in the respective periods.

•	Production, ad valorem and other taxes increased $3.1 million in 2021 compared to 2020, primarily due to the increase in production volumes.

•	Development expenses increased $2.0 million in 2021 compared to 2020, primarily due to the increase in drilling activity during 2021.

The Trust withheld $1.2 million and paid $0.8 million for general and administrative expenses during the year ended December 31, 2021. Expenses paid during the period primarily consisted of fees for the preparation of 2020 tax information for Trust unitholders, preparation of the Trust’s 2021 reserve report and Annual Report on Form 10-K, 2020 financial statement audit fees, preparation of the Trust’s 2020 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2020, the Trust withheld $0.5 million and paid $0.9 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified COERT that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution to Trust unitholders paid in February 2022, the Trust is withholding, and in the future intends to withhold, $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2021 and 2020, the Trust held cash reserves of $67,116 and $29,639, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2021 and 2020, Advances to the Trust were $0 and $348,821, respectively.

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

Neither Enduro nor the Sponsor has entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2021 or 2020, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to the Trust corpus. Such amortization does not affect distributable income of the Trust; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2021 or 2020. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 3. Net Profits Interest in Oil and Gas Properties” of the Notes to Financial Statements in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2021, and the related statements of distributable income and changes in trust corpus for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2021, and its distributable income and changes in trust corpus for the year then ended, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Trust’s auditor since 2021.

Houston, Texas

March 25, 2022

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2020, the related statement of distributable income and changes in trust corpus for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2020, and its distributable income for the year ended December 31, 2020, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

  /s/ Ernst & Young LLP

We served as the Trust’s auditor from 2011 to 2021

Houston, Texas

March 23, 2021

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$67,116	$29,639
Net profits interest in oil and natural gas properties, net	65,125,651	71,265,032
Total assets	$65,192,767	$71,294,671
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$—	$348,821
Total liabilities	—	348,821
Trust corpus (33,000,000 units issued and outstanding)	65,192,767	70,945,850
Total liabilities and Trust corpus	$65,192,767	$71,294,671

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2021	2020
Income from net profits interest	$4,196,655	$5,565,015
Income from sale/lease of assets	157,956	—
Interest and investment income	3	446
General and administrative expenses	(849,816)	(916,900)
Cash reserves used (withheld) for Trust expenses	(386,298)	375,030
Distributable income	$3,118,500	$5,023,591
Distributable income per unit (33,000,000 units)	$0.094500	$0.152230

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2021	2020
Trust corpus, beginning of period	$70,945,850	$77,221,803
Cash reserves (used) withheld for Trust expenses	386,298	(375,030)
Distributable income	3,118,500	5,023,591
Distributions to unitholders	(3,118,500)	(5,023,591)
Amortization of net profits interest	(6,139,381)	(5,900,923)
Trust corpus, end of period	$65,192,767	$70,945,850

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

1.	TRUST ORGANIZATION AND PROVISIONS

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

In July 2018 Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2021, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust Agreement provides, among other provisions, that:

•	the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented and amended to date, the “Conveyance”). As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest;

•	the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interests) if approved by at least 75% of the outstanding Trust Units;

•	the Sponsor may sell a divided or undivided portion of its interests in the Underlying Properties, free from and unburdened by the Net Profits Interest, if approved by at least 50% of the outstanding Trust Units at a meeting of Trust unitholders;

•	the Trustee will make monthly cash distributions to Trust unitholders (Note 5);

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS—Continued

•	the Trustee may create a cash reserve to pay for future liabilities of the Trust;

•	the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. No further distributions will be made to Trust unitholders until such amounts borrowed are repaid; and

•	the Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time. The Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; general and administrative expenses are recorded when paid instead of when incurred; and amortization of the net profits interest calculated on a unit-of-production basis and any impairment recorded is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2021 or 2020, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2021 and 2020 was $291,965,506 and $285,826,125, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2021 or 2020, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS—Continued

Some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis, 16th Floor, Houston, Texas 77002, telephone number (512) 236-6545, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.permianvilleroyaltytrust.com. Notwithstanding the foregoing, the middlemen holding units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

The tax consequences to a unitholder of ownership of Trust Units will depend in part on the unitholder’s tax circumstances. Trust unitholders should consult their tax advisors about the federal tax consequences relating to owning the Trust Units.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2021:
August 16, 2021	August 31, 2021	September 15, 2021	$0.013000
September 17, 2021	September 30, 2021	October 15, 2021	$0.021000
October 18, 2021	October 29, 2021	November 15, 2021	$0.027000
November 17, 2021	November 30, 2021	December 15, 2021	$0.033500
Total—2021			$0.094500
2020:
December 16, 2019	December 31, 2019	January 15, 2020	$0.018000
January 17, 2020	January 31, 2020	February 14, 2020	$0.020630
February 18, 2020	February 28, 2020	March 13, 2020	$0.024500
March 16, 2020	March 31, 2020	April 14, 2020	$0.041000
April 17, 2020	April 30, 2020	May 12, 2020	$0.029000
May 15, 2020	May 29, 2020	June 15, 2020	$0.015300
June 15, 2020	June 30, 2020	July 15, 2020	$0.003800
Total—2020			$0.152230

6.	TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the years ended December 31, 2021 and 2020, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee, respectively, pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1,200,000 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures February 11, 2023. The letter of credit to the Trustee is unfunded as of December 31, 2021.

Advances from COERT. From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2021 and 2020, Advances to the Trust were $0 and $348,821, respectively.

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

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS—Continued

7.       SUBSEQUENT EVENTS

Distributions Paid or Declared

Subsequent to December 31, 2021, the Trust declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	$0.023000
February 18, 2022	February 28, 2022	March 14, 2022	$0.041000
March 18, 2022	March 31, 2022	April 14, 2022	$0.016000

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

	2021	2020
Oil (per Bbl)	$66.56	$39.57
Natural gas (per MMBTU)	$3.60	$1.99

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

As of December 31, 2021 and 2020, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2020	3,121	14,333	5,510
Extensions and discoveries	12	1,232	217
Revisions of previous estimates	(614)	(3,093)	(1,130)
Income from Net Profits Interest	(313)	(1,617)	(582)
Balance—December 31, 2020	2,206	10,854	4,015
Extensions and discoveries	270	1,517	523
Revisions of previous estimates	1,182	2,595	1,615
Income from Net Profits Interest	(586)	(3,944)	(1,244)
Balance—December 31, 2021	3,072	11,022	4,909
Proved developed reserves:
December 31, 2020	2,206	10,854	4,015
December 31, 2021	2,690	6,617	3,793
Proved undeveloped reserves:
December 31, 2020	2	4,552	761
December 31, 2021	382	4,405	1,116

(1)       Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of previous estimates. During the year ended December 31, 2021, revisions of previous estimates increased oil reserves by 54%, primarily due to an increase in the average oil price used to estimate future net reserves. The NYMEX average oil price of $66.56 per Bbl used to determine reserves as of December 31, 2021 was 68% higher than the $39.57 per Bbl average NYMEX oil price as of December 31, 2020.

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

PERMIANVILLE ROYALTY TRUST
UNAUDITED SUPPLEMENTARY INFORMATION—Continued

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Future cash inflows	$209,248	$74,646
Future production taxes	(17,326)	(6,421)
Future net cash flows	$191,922	$68,225
10% annual discount for estimated timing of cash flows	(100,323)	(35,837)
Standardized measure of discounted future net cash flows	$91,599	$32,388

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Extensions, discoveries, and other additions	$6,290	$880
Accretion of discount	3,239	6,587
Revisions of previous estimates and other	53,879	(42,666)
Income from Net Profits Interest	(4,197)	(5,565)
Change in present value of future net revenues	59,211	(40,764)
Balance, beginning of period	32,388	73,152
Balance, end of year	$91,599	$32,388

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2021, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the years ended December 31, 2021 and 2020, the Trustee received $200,000, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)       Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 25, 2022 except as set forth below. The following information has been obtained from public filings with the SEC.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the last quarter of the year ended December 31, 2021, Weaver and Tidwell, LLP served as the Trust’s independent registered public accounting firm.

On September 14, 2021, the Trustee dismissed Ernst & Young, LLP (“E&Y”) as the Trust’s independent registered public accounting firm. On September 14, 2021, the Trustee appointed Weaver and Tidwell, L.L.P. (“Weaver”) as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the year ended December 31, 2021 and 2020 by Weaver and Ernst & Young, LLP:

	2021	2020
Audit fees(1)	$189,440	$304,111
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$189,440	$304,111

(1)	Fees billed for professional services rendered for the audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements. In 2021, E&Y and Weaver billed $179,140 and $10,300, respectively, in audit fees. In 2020, all of the audit fees were billed by E&Y.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File no. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

16.1*	Letter of Ernst & Young LLP Regarding Change in Registrant’s Certifying Accountant. (Incorporated herein by reference to Exhibit 16.1 to the Trust’s Current Report on Form 8-K filed on September 20, 2021 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2022	PERMIANVILLE ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A., AS TRUSTEE

	By:	/s/ SARAH NEWELL
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