Form 10-Q
period 2022-03-31
Permianville Royalty Trust
filed 2022-05-16
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$275,232	$67,116
Net profits interest in oil and natural gas properties, net	63,754,552	65,125,651
Total assets	$64,029,784	$65,192,767
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	64,029,784	65,192,767
Total liabilities and Trust corpus	$64,029,784	$65,192,767

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2022	2021
Income from net profits interest	$3,224,801	$–
Income from sale of assets	130,030	–
Interest and investment income	5	1
General and administrative expenses	(209,719)	(287,463)
Cash reserves used (withheld) for Trust expenses	(208,117)	287,462
Distributable income	$2,937,000	$–

Distributable income per unit (33,000,000 units)	$0.089000	$–

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$65,192,767	$70,945,850
Cash reserves (used) withheld for Trust expenses	208,117	(287,462)
Distributable income	2,937,000	–
Distributions to unitholders ($0.089 per unit)	(2,937,000)	–
Amortization of net profits interest	(1,371,100)	(1,558,799)
Trust corpus, end of period	$64,029,784	$69,099,589

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2022, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

2.     BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to the Trust corpus; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. An impairment loss would be charged to the Trust Corpus and would not impact the Statement of Distributable Income.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS - Continued

(unaudited)

3.     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2022 and December 31, 2021 was $293,336,606 and $291,965,506, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2022 or 2021, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
Year to Date – 2022			$0.089000

Three Months Ended March 31, 2021:
Year to Date – 2021			$0.000000

For the three months ended March 31, 2021, although the Net Profits Interest generated positive income for each month in the period, these amounts were applied to reduce the cumulative New Profits Interest shortfall of $1.7 million that existed as of December 31, 2020. As a result, there were no net profits reported or distributed in the first three months of 2021. The aggregate Net Profits Interest shortfall, which was approximately $1.3 million as of March 31, 2021, was carried forward and deducted from net profits generated by the Underlying Properties in 2021 and was fully eliminated in August 2021.

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2022 and 2021, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On April 14, 2022, a distribution of $0.016000 per unit, which was declared on March 18, 2022, was paid to Trust unitholders of record as of March 31, 2022.

On April 18, 2022, the Trust declared a distribution of $0.031500 per unit to unitholders of record as of April 29, 2022. The distribution was paid to unitholders on May 13, 2022.

On May 16, 2022, the Trust declared a distribution of $0.032000 per unit to unitholders of record as of May 31, 2022. The distribution is expected to be paid to unitholders on June 14, 2022.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2021 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2021 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•	the ongoing armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of the Sponsor and the Trust. All forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to the Sponsor or the Trust or persons acting on behalf of the Sponsor or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

Outlook

The outlook for development activity for the Underlying Properties continued to improve during the first quarter of 2022, following the rise in commodity prices and operator activity in the second half of 2021. While the global economy remains volatile following the outbreak of the armed conflict between Russia and Ukraine and given the continuing effects of the COVID-19 pandemic, the Sponsor does not expect the impact to the Underlying Properties and the 2022 development activity to be material, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has increased materially from $76.99 per barrel on December 31, 2021 to $106.13 per barrel on May 12, 2022. Natural gas prices have shown greater volatility and have increased at an even higher rate than crude oil prices, with the Henry Hub spot price increasing from $3.66 per MMBTU on December 31, 2021 to $7.25 per MMBTU on May 12, 2022. While lingering effects of the COVID-19 pandemic remain, most recently in the form of oilfield service inflationary pressures and supply chain bottlenecks, operators of the Underlying Properties have continued to increase their spending activity. However, due to the current heightened market volatility and global macroeconomic uncertainty, it is not possible to reliably estimate the ultimate impact on of these conflicting market drivers against an overall supportive commodity price environment. If commodity prices for crude oil and natural gas remain volatile and inflationary trends continue, monthly cash distributions to unitholders could vary greatly and possibly be lower than historical distributions.

The Sponsor previously announced an anticipated 2022 capital expenditures program between $6 million to $8 million attributable to the Underlying Properties, or $4.8 million to $6.4 million net to the Trust’s 80% Net Profits Interest. At the current pace, the Sponsor now expects the 2022 cash capital expenditures to be at the high end of that range, based on recent drilling proposals received from operators of the Underlying Properties for projects that are expected to take place in 2022. To account for this increased activity level, the Sponsor has established a cash reserve for approved, future development expenses this year. In addition, the Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Sponsor will continue to monitor and possibly participate in future, to be announced capital projects in 2022 as operators continue to increase capital ependitures to levels beyond that of recent years in response to current commodity prices.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
Gross profits:
Oil sales	$9,387,220	$5,119,139	83%
Natural gas sales	3,707,288	1,239,309	199%
Total	13,094,508	6,358,448	106%

Costs:
Direct operating expenses:
Lease operating expenses	5,158,000	4,029,000	28%
Compression, gathering and transportation	809,000	623,000	30%
Production, ad valorem and other taxes	1,173,000	813,000	44%
Development expenses	1,891,000	320,000	491%
Total	9,031,000	5,785,000	56%
Gross proceeds from sale of assets	130,030	–
Net profits	4,193,538	573,448	609%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,354,831	458,759	609%
Less: Trust general and administrative expenses and cash withheld for expenses	(417,831)	–	(100)%
Less: Net profits allocable to Net Profits Interest Shortfall	–	(458,759)	–
Distributable income	2,937,000	–	–

Cumulative Net Profits Interest Shortfall	–	(1,254,429)	-

For the three months ended March 31, 2021, although the Net Profits Interest generated positive income for each month in the period, these amounts were applied to reduce the cumulative Net Profits Interest shortfall of $1.7 million that existed as of December 31, 2020. As a result, there were no net profits reported or distributed in the first three months of 2021. The aggregate Net Profits Interest shortfall, which was approximately $1.3 million as of March 31, 2021, was carried forward and deducted from net profits generated by the Underlying Properties in 2021 and was fully eliminated in August 2021.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	125,837	137,369	(8)%
Natural Gas (Mcf)	820,646	772,831	6%
Combined (Boe)	262,611	266,174	(1)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$77.14	$40.18	92%
Differential	$(2.54)	$(2.91)	(13)%
Oil prices realized ($/Bbl)	$74.60	$37.27	100%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$4.75	$2.18	118%
Differential	$(0.23)	$(0.58)	(60)%
Natural gas prices realized ($/Mcf)	$4.52	$1.60	183%

Net profits attributable to the Underlying Properties for the three months ended March 31, 2022 were $3.3 million compared to $0.5 million for the three months ended March 31, 2021. The $2.8 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $4.3 million due to higher realized prices, which caused oil sales to increase by $4.7 million. This increase was offset by reduced sales volumes, which reduced oil sales by $0.4 million. The average oil price received increased 100% primarily due to a 92% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 8% as a result of natural production declines.

•	Natural gas sales increased $2.5 million due to higher realized prices, which increased natural gas sales by $2.4 million, and by higher produced volumes, which increased natural gas sales by $0.1 million. The average natural gas price received increased 183% primarily due to a 118% increase in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses increased $1.1 million, primarily attributable to the increased number of producing wells in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.

•	Compression, gathering and transportation costs increased $0.2 million, primarily due to the 6% increase in natural gas production.

•	Production, ad valorem and other taxes increased $0.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the increase in oil and natural gas sales.

•	Development expenses increased $1.6 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynseville Area.

For the three months ended March 31, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended March 31, 2021, the Trust withheld $0.0 million and paid $0.3 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified COERT that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution to Trust unitholders paid in February 2022, the Trust has been withholding, and in the future intends to withhold, $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of March 31, 2022 and December 31, 2021, the Trust had cash of $275,232 and $67,116, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2022 and December 31, 2021, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Distributions Declared After Quarter End

On April 18, 2022, the Trust declared a distribution of $0.031500 per unit to unitholders of record as of April 29, 2022. The distribution was paid to unitholders on May 13, 2022.

On May 16, 2022, the Trust declared a distribution of $0.032000 per unit to unitholders of record as of May 31, 2022. The distribution is expected to be paid to unitholders on June 14, 2022.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2021 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2022.

Subsequent Events

Distributions Paid or Declared

On April 14, 2022, a distribution of $0.016000 per unit, which was declared on March 18, 2022, was paid to Trust unitholders of record as of March 31, 2022.

On April 18, 2022, the Trust declared a distribution of $0.031500 per unit to unitholders of record as of April 29, 2022. The distribution was paid to unitholders on May 13, 2022.

On May 16, 2022, the Trust declared a distribution of $0.032000 per unit to unitholders of record as of May 31, 2022. The distribution is expected to be paid to unitholders on June 14, 2022.

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

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2021 Annual Report on Form 10-K.

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

Date: May 16, 2022

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