Form 10-Q
period 2022-06-30
Permianville Royalty Trust
filed 2022-08-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35333

PERMIANVILLE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware	45-6259461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee
601 Travis Street
16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

1-512-236-6555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PVL	The New York Stock Exchange

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

As of August 15, 2022, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$532,308	$67,116
Net profits interest in oil and natural gas properties, net	62,313,239	65,125,651
Total assets	$62,845,547	$65,192,767
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	62,845,547	65,192,767
Total liabilities and Trust corpus	$62,845,547	$65,192,767

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from net profits interest	$3,064,680	$–	$6,289,481	$–
Income from sale/lease of assets	–	–	130,030	–
Interest and investment income	297	–	303	1
General and administrative expenses	(184,402)	(183,939)	(394,122)	(471,401)
Cash reserves (withheld) used for Trust expenses	(257,075)	183,939	(465,192)	471,400
Distributable income	$2,623,500	$–	$5,560,500	$–

Distributable income per unit (33,000,000 units)	$0.079500	$–	$0.168500	$–

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$64,029,784	$69,099,589	$65,192,767	$70,945,850
Cash reserves withheld (used) for Trust expenses	257,075	(183,939)	465,192	(471,400)
Distributable income	2,623,500	–	5,560,500	–
Distributions to unitholders	(2,623,500)	–	(5,560,500)	–
Amortization of net profits interest	(1,441,312)	(1,672,159)	(2,812,412)	(3,230,959)
Trust corpus, end of period	$62,845,547	$67,243,491	$62,845,547	$67,243,491

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2022, the Sponsor owned 8,600,000 Trust Units, or 26% of the issued and outstanding Trust Units.

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

2.     BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

3.     NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2022 and December 31, 2021 was $294,777,918 and $291,965,506, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2022 or 2021, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
March 18, 2022	March 31, 2022	April 14, 2022	0.016000
April 18, 2022	April 29, 2022	May 16, 2022	0.031500
May 16, 2022	May 31, 2022	June 14, 2022	0.032000
Year to Date – 2022			$0.168500

Six Months Ended June 30, 2021:
Year to Date – 2021			$0.000000

For the six months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative outstanding Net Profits Interest shortfall from $1.7 million as of December 31, 2020 to approximately $0.5 million as of June 30, 2021. As a result, there were no net profits reported or distributed in the first six months of 2021. Distributions to the Trust resumed once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 were eliminated. These balances were carried forward to be deducted from future net profits generated by the Underlying Properties. In August 2021, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a positive distribution to the unitholders in September 2021.

6.    TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and six-month periods ended June 30, 2022 and 2021, the Trust paid $100,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.    SUBSEQUENT EVENTS

Distributions Paid or Declared

On July 15, 2022, a distribution of $0.045000 per unit, which was declared on June 17, 2022, was paid to Trust unitholders of record as of June 30, 2022.

On July 18, 2022, the Trust declared a distribution of $0.021500 per unit to unitholders of record as of July 29, 2022. The distribution was paid to unitholders on August 12, 2022.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2021 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the ongoing armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Outlook

The outlook for development activity for the Underlying Properties continued to improve during the second quarter of 2022, following the rise in commodity prices and operator activity seen in the second half of 2021 and into the start of 2022. While the global economy remains volatile following the outbreak of the armed conflict between Russia and Ukraine and given the lingering effects of the COVID-19 pandemic, the Sponsor does not expect the impact to the Underlying Properties and the 2022 development activity to be material, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has increased materially from $76.99 per barrel on December 31, 2021 to $92.51 per barrel on August 9, 2022. Natural gas prices have shown greater volatility and have increased at an even higher rate than crude oil prices, with the Henry Hub spot price increasing from $3.66 per MMBTU on December 31, 2021 to $7.76 per MMBTU on August 9, 2022. While lingering effects of the COVID-19 pandemic remain, most recently in the form of oilfield service inflationary pressures and supply chain bottlenecks, operators of the Underlying Properties have continued to increase their spending activity. However, due to the current heightened market volatility and global macroeconomic uncertainty, it remains difficult to reliably estimate the ultimate impact of these conflicting market drivers against an overall supportive commodity price environment. If commodity prices for crude oil and natural gas remain volatile and inflationary trends continue, monthly cash distributions to unitholders could vary greatly and possibly be lower than historical distributions.

The Sponsor previously announced an anticipated 2022 capital expenditures program between $6 million to $8 million attributable to the Underlying Properties, or $4.8 million to $6.4 million net to the Trust’s 80% Net Profits Interest. At the current pace, the Sponsor now expects the 2022 cash capital expenditures to be at the high end of that range and possibly exceeding that range, based on recent drilling proposals received from operators of the Underlying Properties for projects that are expected to take place in 2022. To account for this increased activity level, the Sponsor has established a cash reserve for approved, future development expenses this year. In addition, the Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Sponsor will continue to monitor and possibly participate in future, to be announced capital projects in 2022 as operators continue to increase capital ependitures to levels beyond that of recent years in response to current commodity prices.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Gross profits:
Oil sales	$9,992,183	$6,398,985	56%
Natural gas sales	4,188,167	1,990,650	110%
Total	14,180,350	8,389,635	69%

Costs:
Direct operating expenses:
Lease operating expenses	5,505,000	5,097,000	8%
Compression, gathering and transportation	820,000	569,000	44%
Production, ad valorem and other taxes	1,181,000	1,008,000	17%
Development expenses	1,406,000	757,000	86%
Total	8,912,000	7,431,000	20%
Net profits	5,268,350	958,635	450%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	4,214,680	766,908	450%
Less: Sponsor reserve for capital expenditures	(1,150,000)	–	100%
Less: Trust general and administrative expenses and cash withheld for expenses	(441,180)	–	100%
Less: Net profits allocable to Net Profits Interest Shortfall	–	(766,908)	(100)%
Distributable income	2,623,500	–	100%
Cumulative Net Profits Interest Shortfall	–	(487,521)	–

For the three months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative Net Profits Interest shortfall from $1.3 million as of March 31, 2021 to approximately $0.5 million as of June 30, 2021. Due to the continuing Net Profits Interest shortfall, there were no net profits reported or distributed in the three months ended June 30, 2021. Distributions to the Trust resumed once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 were eliminated. These balances were carried forward to be deducted from future net profits generated by the Underlying Properties. In August 2021, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a positive distribution to the unitholders in September 2021.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	128,057	132,618	(3)%
Natural Gas (Mcf)	888,014	917,480	(3)%
Combined (Boe)	276,059	285,531	(3)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$82.10	$52.74	56%
Differential	$(4.07)	$(4.49)	(9)%
Oil prices realized ($/Bbl)	$78.03	$48.25	62%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.70	$2.79	105%
Differential	$(0.98)	$(0.62)	59%
Natural gas prices realized ($/Mcf)	$4.72	$2.17	117%

Net profits attributable to the Underlying Properties for the three months ended June 30, 2022 were $5.3 million compared to $1.0 million for the three months ended June 30, 2021. The $4.3 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $3.6 million due to higher realized prices, which caused oil sales to increase by $3.8 million. This increase was offset by reduced sales volumes, which reduced oil sales by $0.2 million. The average oil price received increased 62% primarily due to a 56% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 3% as a result of natural production declines.

•	Natural gas sales increased $2.2 million due to higher realized prices, which increased natural gas sales by $2.3 million. This increase was offset by reduced sales volumes, which reduced gas sales by $0.1 million. The average natural gas price received increased 117% primarily due to a 105% increase in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses increased $0.4 million, primarily attributable to the increased number of producing wells in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.

•	Compression, gathering and transportation costs increased $0.3 million, primarily due to the increase in natural gas sales.

•	Production, ad valorem and other taxes increased $0.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the increase in oil and natural gas sales.

•	Development expenses increased $0.6 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynseville Area.

During the three months ended June 30, 2022, COERT withheld from the net profits otherwise payable to the Trust an aggregate of $1.15 million for the establishment of a cash reserve for approved, future development expenses. This reserve is intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period. No amounts were withheld for such a reserve during the three months ended June 30, 2021.

For the three months ended June 30, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended June 30, 2021, the Trust withheld $0.0 million and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Gross profits:
Oil sales	$19,379,403	$11,518,124	68%
Natural gas sales	7,895,455	3,229,958	144%
Total	27,274,858	14,748,083	85%

Costs:
Direct operating expenses:
Lease operating expenses	10,663,000	9,126,000	17%
Compression, gathering and transportation	1,629,000	1,192,000	37%
Production, ad valorem and other taxes	2,354,000	1,821,000	29%
Development expenses	3,297,000	1,077,000	206%
Total	17,943,000	13,216,000	36%
Gross proceeds from sale of assets	130,030	–
Net profits	9,461,888	1,532,083	518%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	7,569,511	1,225,666	518%
Less: Sponsor reserve for capital expenditures	(1,150,000)	–	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses	(859,011)	–	100%
Less: Net profits allocable to Net Profits Interest Shortfall	–	(1,225,666)	(100)%
Distributable income	5,560,500	–	100%

Cumulative Net Profits Interest Shortfall	–	(487,521)	-

For the six months ended June 30, 2021, the Net Profits Interest generated positive income for each month in the period, which reduced the cumulative Net Profits Interest shortfall from $1.7 million as of December 31, 2020 to approximately $0.5 million as of June 30, 2021. Due to the continuing Net Profits Interest shortfall, there were no net profits reported or distributed in the six months ended June 30, 2021. Distributions to the Trust resumed once the cumulative outstanding Net Profits Interest shortfall of approximately $0.5 million and outstanding administrative advances to the Trust of $0.8 million as of June 30, 2021 were eliminated. These balances were carried forward to be deducted from future net profits generated by the Underlying Properties. In August 2021, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a positive distribution to the unitholders in September 2021.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	253,894	269,987	(6)%
Natural Gas (Mcf)	1,708,660	1,690,311	1%
Combined (Boe)	538,671	551,706	(2)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$79.62	$46,46	71%
Differential	$(3.29)	$(3.80)	(13)%
Oil prices realized ($/Bbl)	$76.33	$42.66	79%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.23	$2.48	111%
Differential	$(0.60)	$(0.57)	6%
Natural gas prices realized ($/Mcf)	$4.62	$1.91	142%

Net profits attributable to the Underlying Properties for the six months ended June 30, 2022 were $9.5 million compared to $1.5 million for the six months ended June 30, 2021. As a result of the aggregate Net Profits Interest shortfall, the Trust did not make any distributions to unitholders during the first half of 2021. The $8.0 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $7.9 million due to higher realized prices, which caused oil sales to increase by $8.6 million. This increase was offset by reduced sales volumes, which reduced oil sales by $0.7 million. The average oil price received increased 79% primarily due to a 71% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 6% as a result of natural production declines.

•	Natural gas sales increased $4.7 million due to higher realized prices and produced volumes, which increased natural gas sales by $4.6 million and $0.1 million, respectively. The average natural gas price received increased 142% primarily due to a 111% increase in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses increased $1.5 million, primarily attributable to the increased number of producing wells in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to the increase in natural gas production.

•	Production, ad valorem and other taxes increased $0.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the increase in oil and natural gas sales.

•	Development expenses increased $2.2 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynseville Area.

During the six months ended June 30, 2022, COERT withheld from the net profits otherwise payable to the Trust an aggregate of $1.15 million for the establishment of a cash reserve for approved, future development expenses. This reserve is intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period. No amounts were withheld for such a reserve during the six months ended June 30, 2021.

For the first half of 2022, the Trust withheld $0.9 million and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the six months ended June 30, 2021, the Trust withheld $0.0 million and paid $0.5 million for general and administrative expenses.

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

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2022 and December 31, 2021, the Trust had cash of $532,308 and $67,116, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2022 and December 31, 2021, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Distributions Declared After Quarter End

On July 18, 2022, the Trust declared a distribution of $0.021500 per unit to unitholders of record as of July 29, 2022. The distribution was paid to unitholders on August 12, 2022.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2021 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended June 30, 2022.

Subsequent Events

Distributions Paid or Declared

On July 15, 2022, a distribution of $0.045000 per unit, which was declared on June 17, 2022, was paid to Trust unitholders of record as of June 30, 2022.

On July 18, 2022, the Trust declared a distribution of $0.021500 per unit to unitholders of record as of July 29, 2022. The distribution was paid to unitholders on August 12, 2022.

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

Date: August 15, 2022

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