Form 10-Q
period 2022-09-30
Permianville Royalty Trust
filed 2022-11-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$720,501	$67,116
Net profits interest in oil and natural gas properties, net	60,841,781	65,125,651
Total assets	$61,562,282	$65,192,767
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	61,562,282	65,192,767
Total liabilities and Trust corpus	$61,562,282	$65,192,767

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from net profits interest	$3,428,291	$1,399,460	$9,717,771	$1,399,460
Income from sale/lease of assets	–	–	130,030	–
Interest and investment income	2,043	–	2,346	1
General and administrative expenses	(239,140)	(178,786)	(633,262)	(650,188)
Cash reserves (withheld) used for Trust expenses	(188,194)	(791,674)	(653,385)	(320,273)
Distributable income	$3,003,000	$429,000	$8,563,500	$429,000

Distributable income per unit (33,000,000 units)	$0.091000	$0.013000	$0.259500	$0.013000

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$62,845,547	$67,243,490	$65,192,767	$70,945,850
Cash reserves withheld (used) for Trust expenses	188,194	791,674	653,385	320,274
Distributable income	3,003,000	429,000	8,563,500	429,000
Distributions to unitholders	(3,003,000)	(429,000)	(8,563,500)	(429,000)
Amortization of net profits interest	(1,471,459)	(1,533,839)	(4,283,871)	(4,764,799)
Trust corpus, end of period	$61,562,282	$66,501,325	$61,562,282	$66,501,325

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2022, the Sponsor owned 8,546,594 Trust Units, or 26% of the issued and outstanding Trust Units.

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

2.            BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”).

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

3.            NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2022 and December 31, 2021 was $296,249,377 and $291,965,506, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three or nine months ended September 30, 2022 or 2021, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Nine Months Ended September 30, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
March 18, 2022	March 31, 2022	April 14, 2022	0.016000
April 18, 2022	April 29, 2022	May 16, 2022	0.031500
May 16, 2022	May 31, 2022	June 14, 2022	0.032000
June 17, 2022	June 30, 2022	July 15, 2022	0.045000
July 18, 2022	July 29, 2022	August 12, 2022	0.021500
August 18, 2022	August 31, 2022	September 15, 2022	0.024500
Year to Date – 2022			$0.259500

Nine Months Ended September 30, 2021:
August 16, 2021	August 31, 2022	September 15, 2021	$0.013000
Year to Date – 2021			$0.013000

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

6.            TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and nine-month periods ended September 30, 2022 and 2021, the Trust paid $150,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.        SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 17, 2022, a distribution of $0.050500 per unit, which was declared on September 16, 2022, was paid to Trust unitholders of record as of September 30, 2022.

On October 17, 2022, the Trust declared a distribution of $0.051000 per unit to unitholders of record as of October 31, 2022. The distribution was paid to unitholders on November 14, 2022.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2021 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the ongoing armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	climate change and its potential impact on demand for fossil fuels;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Outlook

The outlook for development activity for the Underlying Properties remained positive during the third quarter of 2022, despite the quarter-over-quarter decline in commodity prices. While the global economy remains volatile, reflecting, among other factors, the armed conflict between Russia and Ukraine and lingering effects of the COVID-19 pandemic, the Sponsor does not expect such factors to have a material impact on the Underlying Properties and the 2022 development activity, although volatile commodity prices and inflation are affecting third-party operators, and those effects could be material. The West Texas Intermediate spot price of crude oil has increased materially from $76.99 per barrel on December 31, 2021 to $85.70 per barrel on November 9, 2022. Natural gas prices continue to show greater volatility and have increased and subsequently decreased at an even higher rate than crude oil prices, with the Henry Hub spot price increasing from $3.66 per MMBTU on December 31, 2021 to $3.99 per MMBTU on November 9, 2022, while reaching a year-to-date high of $9.82 per MMBTU on August 22, 2022. Despite recent oilfield service inflationary pressures and supply chain bottlenecks, operators of the Underlying Properties have continued their spending activity. However, due to the current heightened market volatility and global macroeconomic uncertainty, it remains difficult to reliably estimate the ultimate impact of these conflicting market drivers against an overall supportive commodity price environment. If commodity prices for crude oil and natural gas remain volatile and inflationary trends continue, monthly cash distributions to unitholders could vary greatly and possibly be lower than historical distributions.

As previously disclosed, the Sponsor now expects that the 2022 capital expenditure program will be between $10 million and $15 million attributable to the Underlying Properties, or between $8 million and $12 million net to the Trust’s 80% Net Profits Interest. This represents an increase from the previously expected capital expenditure program of $6 million to $8 million, or $4.8 million to $6.4 million net to the Trust’s 80% Net Profits Interest. To account for this increased activity level, the Sponsor has established a cash reserve for approved, future development expenses this year. This reserve is intended to fund the expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period. In addition, the Sponsor maintains significant liquidity and financial flexibility to respond to the operational and capital spending changes of the operators of the Underlying Properties. The Sponsor will continue to monitor and possibly participate in future, to-be-announced capital projects in 2022, to the extent operator capital expenditures remain elevated compared to recent years in response to current commodity prices.

Capex Drilling Activity Update

Presented below is a summary of the current status of certain notable capital projects recently undertaken on the Underlying Properties pursuant to the capital expenditure program described above. Since the last summary of 2022 capital projects included in the Trust’s September 2022 monthly cash distribution announcement, various operators of the Underlying Properties, have commenced eight new projects, and several projects that had been identified as awaiting first revenues have begun producing. The Sponsor expects that the cost of these new projects, together with the other projects undertaken since the beginning of this year, will be within the range of the previously updated 2022 capital expenditure program, although total capital expenditures in 2022 ultimately could be at the higher end of the range disclosed above.

The following table is not intended to be a comprehensive list reflecting all capital expenditures to date. In addition, there can often be a several-month delay from the time of capital expenditures to the time of production and cash flows attributable to the Underlying Properties, especially given the non-operated nature of the Underlying Properties.

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Status
Large Cap Major	Haynesville	2	2.5%	D&C New Drills	1 Drilled, Awaiting Completion; 1 Drilling
Large Cap E&P 1	Midland	8	7.2%	D&C New Drills	5 Producing, Awaiting First Revenues; 3 Pre-Drill
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	In-process/ Continual Program
Large Private E&P	Haynesville	1	17.2%	Refrac	Producing, Awaiting First Revenues
PE-Backed Private 1	Delaware	8	5.4%	D&C New Drills	4 Producing; 4 Pre-Drill
PE-Backed Private 2	Delaware	8	0.9%	D&C New Drills	3 Producing, Awaiting First Revenues; 5 Pre-Drill
PE-Backed Private 3	Delaware	2	0.8%	D&C New Drills	Drilling In-Process
Private E&P 1	Conventional Permian	3	24.0%	New Drills / Workovers	Producing
Private E&P 2	Haynesville	3	3.6%	Refrac	In-Process

The Sponsor expects some of these projects to be completed and to begin producing before year-end, while others are expected to be completed and to begin producing during 2023.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Gross profits:
Oil sales	$12,315,980	$7,212,993	71%
Natural gas sales	4,801,883	2,210,735	117%
Total	17,117,863	9,423,728	82%

Costs:
Direct operating expenses:
Lease operating expenses	4,955,000	4,530,000	9%
Compression, gathering and transportation	938,000	751,000	25%
Production, ad valorem and other taxes	1,251,000	873,000	43%
Development expenses	6,251,000	911,000	586%
Total	13,395,000	7,065,000	90%
Net profits	3,722,863	2,358,728	58%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,978,291	1,886,982	58%
Plus: Sponsor reserve release for capital expenditures	450,000	–	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses	(425,291)	(172,716)	146%
Less: Sponsor loan repayment	–	(797,744)	100%
Less: Net profits allocable to Net Profits Interest Shortfall	–	(487,522)	100%
Distributable income	3,003,000	429,000	600%

For the three months ended September 30, 2021, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $0.5 million as of June 30, 2021 and the cumulative outstanding Sponsor advances to the Trust of $0.8 million.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	118,574	117,087	1%
Natural Gas (Mcf)	979,552	868,950	13%
Combined (Boe)	281,833	261,912	8%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$106.39	$63.07	69%
Differential	$(2.52)	$(1.47)	71%
Oil prices realized ($/Bbl)	$103.87	$61.60	69%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.39	$2.73	97%
Differential	$(0.49)	$(0.19)	158%
Natural gas prices realized ($/Mcf)	$4.90	$2.54	93%

Net profits attributable to the Underlying Properties for the three months ended September 30, 2022 were $3.0 million compared to $1.9 million for the three months ended September 30, 2021. The $1.1 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $5.1 million, due to higher realized prices and higher produced volumes. The 69% increase in realized oil sales prices in the 2022 period compared to the 2021 period increased revenues by $5.0 million, and higher produced volumes increased revenues by $0.1 million.

•	Natural gas sales increased $2.6 million due to higher produced volumes and higher realized prices. The 93% increase in realized gas prices and 13% increase in gas sales volumes in the 2022 period compared to the 2021 period decreased revenues by $2.3 million and $0.3 million, respectively.

•	Lease operating expenses increased $0.4 million, primarily attributable to the increased number of producing wells in the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021.

•	Compression, gathering and transportation costs increased $0.2 million, primarily due to the increase in natural gas volumes.

•	Production, ad valorem and other taxes increased $0.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the increase in oil and natural gas sales.

•	Development expenses increased $5.3 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas.

During the three months ended September 30, 2022, COERT withheld from the net profits otherwise payable to the Trust an aggregate of $0.5 million and released $0.9 million, with $0.7 million remaining for approved, future development expenses. This reserve is intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period.

For the three months ended September 30, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the three months ended September 30, 2021, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Gross profits:
Oil sales	$31,695,383	$18,731,117	69%
Natural gas sales	12,697,339	5,440,693	133%
Total	44,392,722	24,171,810	84%

Costs:
Direct operating expenses:
Lease operating expenses	15,618,000	13,656,000	14%
Compression, gathering and transportation	2,567,000	1,943,000	32%
Production, ad valorem and other taxes	3,605,000	2,694,000	34%
Development expenses	9,548,000	1,988,000	380%
Total	31,338,000	20,281,000	55%
Gross proceeds from sale of assets	130,030	–
Net profits	13,184,752	3,890,810	239%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	10,547,801	3,112,648	239%
Less: Sponsor reserve for capital expenditures	(700,000)	–	100%
Less: Trust general and administrative expenses and cash withheld for expenses	(1,284,301)	(172,716)	644%
Less: Sponsor loan repayment	–	(797,744)	(100)%
Less: Net profits allocable to Net Profits Interest Shortfall	–	(1,713,188)	(100)%
Distributable income	8,563,500	429,000	1,896%

For the nine months ended September 30, 2021, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.7 million as of December 31, 2020 and the cumulative outstanding Sponsor advances to the Trust of $0.8 million.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	372,468	387,074	(4)%
Natural Gas (Mcf)	2,688,212	2,559,261	5%
Combined (Boe)	820,503	813,618	1%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$88.54	$52.00	70%
Differential	$(3.45)	$(3.61)	(5)%
Oil prices realized ($/Bbl)	$85.10	$48.39	76%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.28	$2.57	105%
Differential	$(0.56)	$(0.44)	25%
Natural gas prices realized ($/Mcf)	$4.72	$2.13	122%

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2022 were $10.5 million compared to $3.1 million for the nine months ended September 30, 2021. As a result of the cumulative Net Profits Interest shortfall, there was only one distribution to unitholders during the first nine months of 2021. The $7.4 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $13.0 million primarily due to higher realized prices. The increase in realized prices that led to higher sales of $13.7 million was partially offset by lower sales volumes, which reduced oil sales by $0.7 million. The average oil price received increased 76% primarily due to a 70% increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 4% as a result of natural production declines.

•	Natural gas sales increased $7.3 million due to higher realized prices and produced volumes, which increased natural gas sales by $7.0 million and $0.3 million, respectively. The average natural gas price received increased 122% primarily due to a 105% increase in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses increased $2.0 million, primarily attributable to the increased number of producing wells in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

•	Compression, gathering and transportation costs increased $0.6 million, primarily due to the increase in natural gas production.

•	Production, ad valorem and other taxes increased $0.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the increase in oil and natural gas sales.

•	Development expenses increased $7.6 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas.

During the nine months ended September 30, 2022, COERT withheld from the net profits otherwise payable to the Trust an aggregate of $0.7 million for the establishment of a cash reserve for approved, future development expenses. This reserve is intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period.

For the first nine months of 2022, the Trust withheld $1.3 million and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, financial statement audit fees, and Trustee fees. For the nine months ended September 30, 2021, the Trust withheld $0.2 million and paid $0.7 million for general and administrative expenses.

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

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of September 30, 2022 and December 31, 2021, the Trust had cash of $720,501 and $67,116, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2022 and December 31, 2021, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2021 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended September 30, 2022.

Subsequent Events

Distributions Paid or Declared

On October 17, 2022, a distribution of $0.050500 per unit, which was declared on September 16, 2022, was paid to Trust unitholders of record as of September 30, 2022.

On October 17, 2022, the Trust declared a distribution of $0.051000 per unit to unitholders of record as of October 31, 2022. The distribution was paid to unitholders on November 14, 2022.

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

Date: November 14, 2022

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