Form 10-K
period 2022-12-31
Permianville Royalty Trust
filed 2023-03-23
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (24,400,000 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $81,252,000.

As of March 23, 2023, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document refer to Permianville Royalty Trust, while references to “COERT” or “the Sponsor” in this document refer to COERT Holdings 1 LLC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes (this “Form 10-K”) “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of the Sponsor and regarding future matters relating to the Trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the impact of the COVID-19 pandemic and the measures implemented to contain it;

•	the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and natural gas markets;

•	the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	U.S. and worldwide economic conditions;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

ii

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

iii

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

iv

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

In November 2021, the Trustee notified COERT of the Trustee’s intent to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Since February 2022, the Trustee has been withholding $37,833, and in the future, commencing with the distribution to Trust unitholders payable in April 2023, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2022, the Trust has withheld a cumulative balance of $390,497.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by the purchasers during the periods presented:

	Year Ended December 31,
	2022	2021
Phillips 66	23%	29%
Occidental Petroleum	18%	18%
HollyFrontier	13%	14%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 23, 2023.

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

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, the Sponsor generates materials in the course of its operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, production and development of crude oil or natural gas are currently regulated under the RCRA as non-hazardous wastes. Nevertheless, it is possible that certain oil and natural gas exploration and production wastes (“E&P Wastes”) now classified as non-hazardous could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. In addition, the Sponsor generates industrial wastes in the ordinary course of its operations that may be regulated as hazardous wastes. Such wastes must be properly tested, characterized and disposed of according to state and federal regulations.

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

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact the Sponsor’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (“2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. The 2023 rule is already subject to litigation, including motions for preliminary injunctions to prevent the 2023 Rule from going into effect. One issue raised in the litigation is that a U.S. Supreme Court decision in the Sackett II case is expected in mid-2023 and will likely address the definition of wetlands in the 2023 rule. The Sponsor’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the pending litigation over the 2023 Rule and expected Supreme Court decision.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.

Finally, the Oil Pollution Act of 1990, as amended (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities in certain instances to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. The Sponsor has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

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

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a second NSPS for oil and gas sources that requires operators to reduce volatile organic compound (and methane) emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023.

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

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, that are constructed, modified, or reconstructed after September 18, 2015 (the “Methane Rule”). More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. The White House Council on Environmental Quality (“CEQ”) is expected to publish a round-two rulemaking in early 2023 that will make more significant revisions to the Trump-era rule. In addition, in early 2023 CEQ issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. The 2022 regulatory changes may not have a significant impact on federal reviews related to the Sponsor’s actions because the Trump Administration rule was never fully implemented by the agencies; however, continued change may increase agency review times associated with federal actions as agencies adjust to changing requirements and react to any resulting litigation.

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), restricts or prohibits activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited, delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules, but that has not yet occurred. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause the Sponsor to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.

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

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust Units to decline. These are not all the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:

•	Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to Trust unitholders;

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units;

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders;

•	Third party operators are the operators of all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties;

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties;

•	Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and result in a reduction in the amount of cash available for distribution to the Trust unitholders;

•	The generation of profits for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties;

•	Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distributions to Trust unitholders;

•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production;

•	The amount of cash available for distribution by the Trust will be reduced by the amount of any costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust;

•	The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders;

•	The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements;

•	The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves;

•	In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico;

•	The Trust is passive in nature and neither the Trust nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties;

•	The Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent, subject to specified limitations;

•	Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment;

•	Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand;

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting which may make it difficult for Trust unitholders to remove or replace the Trustee;

•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units;

•	The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust;

•	The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities;

•	The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities;

•	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects;

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties;

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s business operations;

•	If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders; and

•	Unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and gas markets;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. During 2020, the WTI spot price for oil briefly fell to a low of negative $37.63 per barrel and the Henry Hub spot price reached a low of $1.33. Although worldwide demand for oil and natural gas recovered in 2021 and 2022, governmental responses to COVID-19 remain dynamic, with certain countries, such as China, continuing to impose periodic lockdowns in response to rising case numbers. To the extent strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil and natural gas could be material.

A substantial or extended decline in oil or natural gas prices will reduce profits to which the Trust is entitled and therefore the amount of cash available for distribution to Trust unitholders. A prolonged period of low oil or natural gas prices may ultimately reduce the amount of oil and natural gas that is economically viable to produce from the Underlying Properties. As a result, the operators of the Underlying Properties could determine during periods of low commodity prices to shut-in or curtail production from wells on the Underlying Properties, or even plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, an operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially paying quantities. This could result in termination of the Net Profits Interest relating to the abandoned well or property.

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2022 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2022 as required by the SEC. The applicable prices for 2022 were $93.67 per Bbl of oil and $6.358 per Mcf of natural gas.

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

As of December 31, 2022, all of the wells on the Underlying Properties were operated by third party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third party operator to adequately or efficiently perform operations, a third party operator’s breach of the applicable operating agreements or a third party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. The success and timing of drilling and development activities on properties operated by the third-party operators, therefore, depends on a number of factors that will be largely outside of the Sponsor’s control, including:

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

In addition, disagreements may arise between one or more of the operators, on the one hand, and the Sponsor, on the other hand, regarding the associated costs of the Underlying Properties for which the Sponsor may be responsible, a portion of which may be attributable to the Trust, to the extent of the Trust’s interest in the Underlying Properties. Such disagreements could result in litigation or other legal proceedings, which could reduce cash available for distribution to Trust unitholders.

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

The Trust will indirectly bear an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating and development expenses, which will reduce the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third-party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. During 2022, the Sponsor established a cash reserve for approved development expenses by withholding funds from time to time from the net profits payable to the Trust. The reserve is intended to fund an expected increase in such expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period. As of December 31, 2022, this cash reserve for development expenses was $1.0 million. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

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

In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Since February 2022, the Trustee has been withholding $37,833, and in the future, commencing with the distribution to Trust unitholders payable in April 2023, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build the reserve. As of December 31, 2022, the cumulative cash reserve balance was $390,497. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

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

The ability to develop and operate the Underlying Properties depends on the future financial condition and economic performance and access to capital of the operators of those properties, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of the Sponsor and the third party operators. Reduced demand for crude oil in the global market could have a negative impact on the financial condition and economic performance of one or more of the operators of the Underlying Properties. The Sponsor is not a reporting company and is not required to file periodic reports with the SEC pursuant to the Exchange Act. Therefore, Trust unitholders do not have access to financial information about the Sponsor.

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

As of March 23, 2023, the Sponsor holds an aggregate of 7,517,942 Trust Units. The Sponsor may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. On June 22, 2022, pursuant to the Registration Rights Agreement between the Trust and the Sponsor (as the assignee of Enduro in connection with the Sale Transaction), the Trust filed a registration statement on Form S-3 registering the offering by the Sponsor of 8,600,000 Trust Units. The registration statement was declared effective on July 7, 2022. Since then, the Sponsor has sold approximately 1.1 million Trust Units under the Registration Statement pursuant to a Rule 10b5-1 plan adopted in accordance with Rule 10b5-1 of the Exchange Act.

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

For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require the Sponsor, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. In addition, in 2012 the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016 the EPA published a second NSPS for oil and gas sources that requires operators to reduce volatile organic compound (and methane) emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

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

In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require the Sponsor to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.

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

As of December 31, 2022, the Underlying Properties had proved reserves of 11.7 MMBoe with 90% and 88% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. All of the 11.7 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2022, the Sponsor held average working interests of approximately 21% and 18% and average net revenue interests of approximately 17% and 12% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2022. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2022 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2022 and 2021:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2022
Proved Developed Producing	3,429	6,893	4,578	$142,863	7,888	15,493	10,470	$178,578
Proved Developed Non-Producing	6	8	7	312	8	11	10	389
Proved Undeveloped	541	1,591	806	19,985	840	2,328	1,228	24,751
2021
Proved Developed Producing	2,690	6,220	3,727	$77,330	7,411	16,807	10,212	$96,662
Proved Developed Non-Producing	-	397	66	822	-	545	91	1,029
Proved Undeveloped	382	4,405	1,116	13,448	756	8,494	2,172	13,923

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2022	2021	2020
Oil (per Bbl)	$93.67	$66.56	$39.57
Natural gas (per Mcf)	$6.36	$3.60	$1.99

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2022, proved undeveloped reserves of the Underlying Properties decreased 0.9 MMBoe primarily due to the decrease in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana, partially offset by the increase in the amount of booked, non-operated Wolfcamp shale wells in the Permian Basin. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2022.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2021	756	8,494	2,171
Development	507	1,285	722
Revisions and Other	(423)	(7,451)	(1,665)
Balance – December 31, 2022	840	2,328	1,228

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2022:

	Acres
	Gross	Net
Permian Basin	123,637	36,580
East Texas/North Louisiana	10,424	2,840
Total	134,061	39,420

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2022:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	2,539	258	67	10
East Texas/North Louisiana	—	—	280	44
Total	2,539	258	347	54

(1)	The Sponsor’s total producing wells include 3,312 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	5	0.1	1	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	5	0.1	1	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	3	0.1	4	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	3	0.1	4	0.1	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 75% of the future production from the Underlying Properties is expected to be oil and approximately 25% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 123,637 gross (36,580 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2022). The largest field in the Permian Basin region is the Eunice Monument field, which individually accounts for 16 percent of the Underlying Properties reserves as of December 31, 2022. This unit produces from the Brushy Canyon and Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 1.9 MMBoe as of December 31, 2022. This field is operated by Apache Corporation and Empire New Mexico.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 10,424 gross (2,840 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; and the Kingston field, operated by EXCO Resources and Diversified Production, LLC. All proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 0.5 MMBoe and 0.3 MMBoe, respectively, as of December 31, 2022.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2022, 2021 and 2020.

		Year Ended December 31,
		2022	2021	2020
Permian Basin	Oil Sales Volumes (Bbls)	495,434	730,891	389,473
	Natural Gas(1) Sales Volumes (Mcf)	1,980,171	3,067,864	1,072,611
	Total Sales Volumes (Boe)	825,462	1,242,202	568,241
	Oil Average Sales Price per Bbl	$90.02	$45.62	$50.66
	Natural Gas Average Sales Price per Mcf	$5.12	$2.00	$1.67
	Average Lease Operating Expense per Boe	$25.42	$20.55	$17.73
	Proved Reserves (MBoe)	10,881	10,876	9,707

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	1,132	2,036	1,323
	Natural Gas(1) Sales Volumes (Mcf)	1,377,062	1,862,665	949,148
	Total Sales Volumes (Boe)	230,643	312,480	159,514
	Oil Average Sales Price per Bbl	$61.47	$30.31	$53.56
	Natural Gas Average Sales Price per Mcf	$5.33	$2.08	$1.87
	Average Lease Operating Expense per Boe	$8.18	$7.63	$9.36
	Proved Reserves (MBoe)	827	1,597	2,462

Total	Oil Sales Volumes (Bbls)	496,566	732,927	390,796
	Natural Gas(1) Sales Volumes (Mcf)	3,357,233	4,930,529	2,021,759
	Total Sales Volumes (Boe)	1,056,105	1,554,682	727,756
	Oil Average Sales Price per Bbl	$89.96	$45.65	$50.67
	Natural Gas Average Sales Price per Mcf	$5.21	$2.03	$1.77
	Average Lease Operating Expense per Boe	$21.66	$17.96	$15.90
	Proved Reserves (MBoe)	11,708	12,474	12,169

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

In a bankruptcy of the Sponsor, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of the Sponsor, in which case the Trust would be an unsecured creditor of the Sponsor at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—Financial Risks—In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico” in Item 1A of this Form 10-K.

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

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2022, there were 33,000,000 Trust Units outstanding. On March 23, 2023, there were four unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2022.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2022.

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

2022 Recap and 2023 Outlook

The average NYMEX oil price received for the production months included in 2022 distributions increased 97%, while the gas price received for the production months included in 2022 distributions increased 157%, from the prior year. The geopolitical events of 2022 along with a rapidly evolving supply and demand picture for oil and gas contributed to a material increase in the average NYMEX oil price and average NYMEX gas price for the relevant production months, in addition to tighter differentials for the received oil and natural gas prices for the Underlying Properties. The increase in commodity prices compared to 2021 also drove a significant increase in the amount of third party operator drilling activity on the Underlying Properties, which led to a 242% increase in development expenses for the production months of 2022 compared to 2021. The development activity increases were from both public and private operators in the Delaware and Midland basin areas of the Permian Basin as well as the Haynesville area of Louisiana.

Crude oil prices increased materially throughout the first half of 2022, to a high of $123.70/Bbl on March 8, 2022, before declining over the second half of the year, settling at $80.26/Bbl on December 30, 2022, only 5% above the spot oil price to start the year. Nevertheless, the longer-term outlook for the oil and gas industry, together with the continued improvement in economic activity and mobility during 2022 despite the lingering effects of the coronavirus pandemic, resulted in a material increase in industry activity. This improvement continued to be aided by relatively stable supply actions by members of OPEC, in contrast to prior years. The effects of the global COVID-19 pandemic have not completely subsided in parts of the world, particularly in China, and continue to create volatility for commodity prices. Despite the recovery in prices and activity, the oil and gas industry continues to face capital constraints from debt and equity capital providers focused on free cash flow over reserve and production growth.

Natural gas prices saw a similar, and even more volatile, recovery in 2022, rallying from $3.59/MMBtu at the beginning of 2022 to a high of $9.84/MMBtu on August 22, 2022, before ending the year below where it started, at $3.52/MMBtu, as a warm winter and production growth offset the new LNG-directed US natural gas market. Such volatility, if it persists for the near term or longer, could adversely affect the operators of the Underlying Properties, production from the Underlying Properties and/or distributions to Trust unitholders.

The operators of the Underlying Properties continue to evaluate planned capital expenditures during 2023, but based on currently available information, the Sponsor anticipates 2023 capital expenditures on the Underlying Properties to range from $6.0 million to $9.0 million, or $4.8 million to $7.2 million net to the Trust’s 80% Net Profits Interest. This would represent a decrease compared to last year, due in part to lower projected natural gas prices, which could reduce capital activity on the Haynesville area of the Underlying Properties, somewhat offset by continued activity strength in the portion of the Underlying Properties located in the Permian region. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as the come due.

In addition to continued capital expenditure participation, the Sponsor believes there could be further opportunity in 2023 for prospective divestitures, as operators of some of the Underlying Properties look to acquire assets at compelling valuations against the backdrop of favorable oil prices compared to prior years.

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

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Capex Cumulative Total (in thousands)	Status
Large Cap Major	Haynesville	2	2.5%	D&C New Drills	$36	1 Drilled, Awaiting First Revenues; 1 Pre-Drill
Large Cap E&P 1	Midland	8	7.2%	D&C New Drills	$2,241	5 Producing, Awaiting First Revenues; 3 Drilling In-Process
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$69	In-process/ Continual Program
Large Private E&P	Haynesville	1	17.2%	Refrac	$1,081	Producing, Awaiting First Revenues
PE-Backed Private 1	Delaware	8	5.4%	D&C New Drills	$2,851	4 Producing; 4 Drilling In-Process
PE-Backed Private 2	Delaware	9	0.9%	D&C New Drills	$226	3 Producing, Awaiting First Revenues; 6 Pre-Drill
PE-Backed Private 3	Delaware	2	0.8%	D&C New Drills	$38	Drilling In-Process
Private E&P 1	Conventional Permian	3	24.0%	New Drills / Workovers	$440	Producing
Private E&P 2	Haynesville	3	3.6%	Refrac	$126	In-Process

The Sponsor expects a majority of these projects to be completed and to begin producing during 2023 for those that are still in process or awaiting first revenues.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2022 and 2021.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2022:
January	40,878	280,503	$68.90	$3.78
February	40,779	214,181	$78.30	$4.28
March	44,180	325,962	$76.45	$5.31
April	40,390	290,847	$73.25	$4.96
May	47,114	266,091	$74.79	$4.09
June	40,553	331,076	$86.55	$5.00
July	40,102	380,958	$98.77	$4.84
August	41,122	301,477	$105.29	$4.52
September	37,350	297,117	$107.77	$5.37
October	37,873	287,116	$110.92	$6.85
November	43,632	237,538	$106.32	$7.56
December	42,594	144,367	$97.06	$7.05
Total—2022	496,567	3,357,233	$89.96	$5.21
2021:
September	612,786	4,071,705	$41.20	$1.80
October	38,925	288,656	$70.47	$2.83
November	37,384	306,555	$70.27	$2.92
December	43,832	263,613	$65.22	$3.60
Total—2021(1)	732,927	4,930,529	$62.82	$2.91

(1)	The table for the year ended December 31, 2021 does not separately display sales volumes for January through August because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2022 and 2021 were determined as shown in the following table:

	Year Ended December 31,
	2022	2021
Gross profits:
Oil sales	$44,669,834	$33,473,431
Natural gas sales	17,479,475	9,993,877
Total	62,149,309	43,467,308
Costs:
Direct operating expenses:
Lease operating expenses	21,914,000	26,611,000
Compression, gathering and transportation	3,276,000	3,352,000
Production, ad valorem and other taxes	4,750,000	4,670,000
Development expenses	12,143,000	3,549,000
Total	42,083,000	38,182,000
Gross proceeds from sale/lease of undeveloped acreage	130,030	157,956
Net profits attributable to underlying properties	$20,196,339	$5,443,264
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$16,157,071	$4,354,611
Less: COERT Loan Repayment	—	(797,744)
Capex Reserve – Holdback/release for Increasing 2022/2023 Capex Outlook	(1,000,000)	—
Less: Trust general and administrative expenses and cash withheld for expenses	(1,676,571)	(438,367)
Distributable income	$13,480,500	$3,118,500

In 2020, there were five months in which direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative. This resulted in an aggregate Net Profits Interest shortfall of $2.7 million, prior to repayment of Sponsor advances, as of August 31, 2020, which was carried forward to be deducted from net profits to be generated by the Underlying Properties in future months. As a result, there were no distributions to Trust unitholders from August 2020 through August 2021. In September 2021, net profits from the Underlying Properties were positive, which eliminated the cumulative Net Profits Interest shortfall of $2.7 million and the cumulative outstanding Sponsor advances to the Trust of $0.8 million. Since the Net Profits Interest shortfall was eliminated in 2021, revenues and the associated direct operating and development expenses for the final five months of 2020 are included in the calculation of distributable income detailed in the table above for the year ended December 31, 2021 as well as the related sales volumes detailed below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Underlying Properties Sales Volumes:
Oil (Bbls)	496,567	732,927
Natural Gas (Mcf)	3,357,233	4,930,529
Combined (Boe)	1,056,106	1,554,682

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$91.84	$55.04
Differential	$(1.88)	$(9.37)
Oil prices realized ($/Bbl)	$89.96	$45.67

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$5.85	$2.53
Differential	$(0.64)	$(0.50)
Natural gas prices realized ($/Mcf)	$5.21	$2.03

Years Ended December 31, 2022 and 2021

Net profits attributable to the Underlying Properties for the year ended December 31, 2022 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from September 2021 through August 2022;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2021 through July 2022; and

•	direct operating and development expenses related to expenses and capital incurred primarily from October 2021 to September 2022.

Net profits attributable to the Underlying Properties for the year ended December 31, 2022 were $20.2 million compared to $5.4 million for the year ended December 31, 2021. As a result of direct operating expenses and development expenses exceeding oil and natural gas sales for the last five months of 2020, the Trust did not pay a distribution to Trust unitholders from August 2020 through September 2021. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses for such periods were not included in the final five months of 2020 and instead are included in the results for the year ended December 31, 2021, as the Net Profits Interest shortfall was finally eliminated in September 2021. Therefore, several variances between the periods are due to the inclusion of 17 months of results in the year ended December 31, 2021 compared to 12 months included in the year ended December 31, 2022. The $14.8 million increase in net profits attributable to the Underlying Properties from the 2021 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $11.2 million, primarily due to higher realized sales prices, which increased oil sales by $22.0 million. The average oil price received increased 97% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. The offsetting $10.8 million decrease in oil sales was due to lower oil sales volumes. The 32% decrease in oil sales volumes was primarily because the year ended December 31, 2022 only included 12 months of oil sales volumes while the year ended December 31, 2021 included 17 months of oil sales volumes.

•	Natural gas sales increased $7.5 million due to higher realized sales prices, which increased natural gas sales by $10.7 million. The average natural gas price received increased 157% as a result of the corresponding increases in the average NYMEX gas price for the relevant production months. The offsetting $3.2 million decrease in natural gas sales was due to lower sales volumes. Natural gas volumes decreased 32% primarily because the year ended December 31, 2022 only included 12 months of gas sales volumes while the year ended December 31, 2021 included 17 months of gas sales volumes.

•	Lease operating expenses decreased $4.7 million in 2022 compared to 2021, primarily attributable to the difference in the number of months included in the respective periods.

•	Compression, gathering and transportation expenses decreased from $3.4 million in 2021 to $3.3 million in 2022.

•	Production, ad valorem and other taxes increased $0.1 million in 2022 compared to 2021, primarily due to the increase in realized sales prices, but was offset by the lower sales volumes.

•	Development expenses increased $8.6 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas.

During the year ended December 31, 2022, the Sponsor withheld from the net profits otherwise payable to the Trust a net aggregate of $1.0 million for the establishment of a cash reserve for approved, future development expenses. This reserve is intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent will be released as an incremental cash distribution in a future period.

The Trust withheld $1.7 million and paid $0.8 million for general and administrative expenses during the year ended December 31, 2022. Expenses paid during the period primarily consisted of fees for the preparation of 2021 tax information for Trust unitholders, preparation of the Trust’s 2021 reserve report and Annual Report on Form 10-K, 2021 financial statement audit fees, preparation of the Trust’s 2021 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2021, the Trust withheld $1.2 million and paid $0.8 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Since February 2022, the Trustee has been withholding $37,833, and in the future, commencing with the distribution to Trust unitholders payable in April 2023, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2022, the Trustee has withheld $390,497 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2022 and 2021, the Trust held cash reserves of $922,913 and $67,116, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, the Sponsor may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid.

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

Neither Enduro nor the Sponsor has entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2022 or 2021, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

(e) Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis and is charged directly to the Trust corpus. Such amortization does not affect distributable income of the Trust; and

(f) The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. Any impairment is a direct charge to the trust corpus.

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued in the month of production; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; general and administrative expenses are recorded when paid instead of when incurred; and any impairment; and amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting revenues, expenses, and distributions is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2022 or 2021. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 3. Net Profits Interest in Oil and Gas Properties” of the Notes to Financial Statements in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2022 and 2021, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

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

Houston, Texas

March 23, 2023

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$922,913	$67,116
Net profits interest in oil and natural gas properties, net	59,641,632	65,125,651
Total assets	$60,564,545	$65,192,767
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	60,564,545	65,192,767
Total liabilities and Trust corpus	$60,564,545	$65,192,767

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2022	2021
Income from net profits interest	$15,027,041	$4,196,655
Income from sale/lease of assets	130,030	157,956
Interest and investment income	8,044	3
General and administrative expenses	(828,818)	(849,816)
Cash reserves used (withheld) for Trust expenses	(855,797)	(386,298)
Distributable income	$13,480,500	$3,118,500
Distributable income per unit (33,000,000 units)	$0.408500	$0.094500

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2022	2021
Trust corpus, beginning of period	$65,192,767	$70,945,850
Cash reserves (used) withheld for Trust expenses	855,797	386,298
Distributable income	13,480,500	3,118,500
Distributions to unitholders	(13,480,500)	(3,118,500)
Amortization of net profits interest	(5,484,019)	(6,139,381)
Trust corpus, end of period	$60,564,545	$65,192,767

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	TRUST ORGANIZATION AND PROVISIONS

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

In July 2018 Enduro entered into a purchase and sale agreement with COERT Holdings 1 LLC (“COERT” or the “Sponsor”) for the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”), and on August 31, 2018, the parties closed the Sale Transaction. In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2022, the Sponsor owned 8,145,800 Trust Units, or 25% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

(f)	The Net Profits Interest in oil and natural gas properties is periodically assessed whenever events or circumstances indicate that the aggregate value may have been impaired below its total capitalized cost based on the Underlying Properties. If an impairment loss is indicated by the carrying amount of the assets exceeding the sum of the undiscounted expected future net cash flows of the Net Profits Interest, then an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value determined using discounted cash flows. Any impairment is a direct charge to the trust corpus.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2022 or 2021, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2022 and 2021 was $297,449,525 and $291,965,506, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2022 or 2021, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods. Any impairment is a direct charge to the trust corpus.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	$0.023000
February 18, 2022	February 28, 2022	March 14, 2022	$0.041000
March 18, 2022	March 31, 2022	April 14, 2022	$0.016000
April 18, 2022	April 29, 2022	May 13, 2022	$0.031500
May 16, 2022	May 31, 2022	June 14, 2022	$0.032000
June 17, 2022	June 30, 2022	July 15, 2022	$0.045000
July 18, 2022	July 29, 2022	August 12, 2022	$0.021500
August 18, 2022	August 31, 2022	September 15, 2022	$0.024500
September 16, 2022	September 30, 2022	October 17, 2022	$0.050500
October 17, 2022	October 31, 2022	November 14, 2022	$0.051000
November 18, 2022	November 30, 2022	December 13, 2022	$0.047500
Total—2022			$0.408500
2021:
August 16, 2021	August 31, 2021	September 15, 2021	$0.013000
September 17, 2021	September 30, 2021	October 15, 2021	$0.021000
October 18, 2021	October 29, 2021	November 15, 2021	$0.027000
November 17, 2021	November 30, 2021	December 15, 2021	$0.033500
Total—2021			$0.094500

6.	TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the years ended December 31, 2022 and 2021, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee, respectively, pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1,200,000 million letter of credit to be used by the Trust in the event that its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures on February 11, 2024. The letter of credit to the Trustee is unfunded as of December 31, 2022.

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

On June 22, 2022, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by COERT of 8,600,000 Trust Units.  The registration statement was declared effective on July 7, 2022.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

Subsequent to December 31, 2022, the Trust declared or paid the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	$0.056000
February 17, 2023	February 28, 2023	March 13, 2023	$0.019200
March 16, 2023	March 31, 2023	April 14, 2023	$0.019350

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION

8.	Supplementary Oil and Natural Gas Information (Unaudited)

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

	2022	2021
Oil (per Bbl)	$93.67	$66.56
Natural gas (per MMBTU)	$6.36	$3.60

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

As of December 31, 2022 and 2021, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2021	2,206	10,854	4,015
Extensions and discoveries	270	1,517	523
Revisions of previous estimates	1,182	2,595	1,615
Income from Net Profits Interest	(586)	(3,944)	(1,244)
Balance—December 31, 2021	3,072	11,022	4,909
Extensions and discoveries	279	1,028	451
Revisions of previous estimates	1,121	(200)	1,088
Income from Net Profits Interest	(496)	(3,357)	(1,056)
Balance—December 31, 2022	3,976	8,493	5,392
Proved developed reserves:
December 31, 2021	2,690	6,617	3,793
December 31, 2022	3,435	6,901	4,585
Proved undeveloped reserves:
December 31, 2021	382	4,405	1,116
December 31, 2022	541	1,591	806

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION -- Continued

Revisions of previous estimates. During the year ended December 31, 2022, revisions of previous estimates increased oil reserves by 36%, primarily due to an increase in the average oil price used to estimate future net reserves. The NYMEX average oil price of $93.67 per Bbl used to determine reserves as of December 31, 2022 was 41% higher than the $66.56 per Bbl average NYMEX oil price as of December 31, 2021.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2022	2021

	(in thousands)
Future cash inflows	$383,240	$209,248
Future production taxes	(31,913)	(17,326)
Future net cash flows	$351,327	$191,922
10% annual discount for estimated timing of cash flows	(188,167)	(100,323)
Standardized measure of discounted future net cash flows	$163,160	$91,599

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Extensions, discoveries, and other additions	$11,570	$6,290
Accretion of discount	9,160	3,239
Revisions of previous estimates and other	65,858	53,879
Income from Net Profits Interest	(15,027)	(4,197)
Change in present value of future net revenues	71,561	59,211)
Balance, beginning of period	91,599	32,388
Balance, end of year	$163,160	$91,599

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2022, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the years ended December 31, 2022 and 2021, the Trustee received $200,000, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 23, 2023 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Permianville Holdings LLC	7,517,942	(1)	22.8%
Jerry Roger Kent	1,892,238	(2)	5.7%

(1)	Based on a Form 4 dated February 22, 2023 filed by Permianville Holdings LLC (“Holdings”). The principal business office address for the Reporting Persons is c/o Cross Ocean Partners Management LP, 60 Arch Street, Greenwich, CT 06830.

(2)	Based on a Schedule 13G/A filed with the SEC on February 12, 2018 by Jerry Roger Kent. The principal business office address for the reporting person is 4695 Preston Park Blvd., Suite 170 East, Plano, Texas 75093-5180. According to the filing, the reporting person has sole voting power with respect to 1,062,038 Trust Units, shared voting power with respect to 830,000 Trust Units, sole dispositive power with respect to 1,062,038 Trust Units, and shared dispositive power with respect to 830,000 Trust Units.

(b)	Security Ownership of Management.

Not applicable.

(c)	Changes in Control.

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

On June 22, 2022, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by COERT of 8,600,000 Trust Units. The registration statement was declared effective on July 7, 2022.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accountant Fees and Services.

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. During the year ended December 31, 2022, Weaver and Tidwell, LLP served as the Trust’s independent registered public accounting firm.

On September 14, 2021, the Trustee dismissed Ernst & Young, LLP (“E&Y”) as the Trust’s independent registered public accounting firm. On September 14, 2021, the Trustee appointed Weaver and Tidwell, L.L.P. (“Weaver”) as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the year ended December 31, 2022 and 2021 by Weaver and Ernst & Young, LLP:

	2022	2021
Audit fees(1)	$98,365	$189,440
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$98,365	$189,440

(1)	Fees billed for professional services rendered for the audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements. In 2021, E&Y and Weaver billed $179,140 and $10,300, respectively, in audit fees.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File no. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

16.1*	Letter of Ernst & Young LLP Regarding Change in Registrant’s Certifying Accountant. (Incorporated herein by reference to Exhibit 16.1 to the Trust’s Current Report on Form 8-K filed on September 20, 2021 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

23.2	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
			Name:	Sarah Newell
			Title:	Vice President

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

