Form 10-Q
period 2023-03-31
Permianville Royalty Trust
filed 2023-05-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$958,007	$922,913
Net profits interest in oil and natural gas properties, net	58,483,473	59,641,632
Total assets	$59,441,480	$60,564,545
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	59,441,480	60,564,545
Total liabilities and Trust corpus	$59,441,480	$60,564,545

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2023	2022
Income from net profits interest	$4,796,805	$3,224,801
Income from sale of assets	–	130,030
Interest and investment income	12,428	5
General and administrative expenses	(378,538)	(209,719)
Cash reserves used (withheld) for Trust expenses	(35,095)	(208,117)
Distributable income	$4,395,600	$2,937,000

Distributable income per unit (33,000,000 units)	$0.133200	$0.089000

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$60,564,545	$65,192,767
Cash reserves withheld for Trust expenses	35,095	208,117
Distributable income	4,395,600	2,937,000
Distributions to unitholders ($0.1332 and $0.089 per unit)	(4,395,600)	(2,937,000)
Amortization of net profits interest	(1,158,160)	(1,371,100)
Trust corpus, end of period	$59,441,480	$64,029,784

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2023, the Sponsor owned 7,517,942 Trust Units, or 23% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

2.	BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal, recurring, that are necessary for a fair presentation of the interim periods presented and include all the disclosures necessary to make the information presented not misleading. These interim results are not necessarily indicative of results for a full year.

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because revenues are not accrued; certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with GAAP; general and administrative expenses are recorded when paid instead of when incurred; amortization of the net profits interest calculated on a unit-of-production basis is charged directly to trust corpus instead of as an expense; the Trust does not record a liability or repay any overpayment received as these will be deducted from future payments; and impairment is charged directly to the trust corpus. While these statements differ from financial statements prepared in accordance with GAAP, the modified cash basis of reporting is considered to be the most meaningful because monthly distributions to the Trust unitholders are based on net cash receipts.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

3.	NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2023 and December 31, 2022 was $298,607,686 and $297,449,526, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2023 or 2022, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

PERMIANVILLE ROYALTY TRUST

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit

Three Months Ended March 31, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
Year to Date – 2023			$0.133200

Three Months Ended March 31, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
Year to Date – 2022			$0.089000

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2023 and 2022, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On April 14, 2023, a distribution of $0.019350 per unit, which was declared on March 16, 2023, was paid to Trust unitholders of record as of March 31, 2023.

On April 17, 2023, the Trust declared a distribution of $0.030000 per unit to unitholders of record as of April 28, 2023. The distribution was paid to unitholders on May 12, 2023.

Proposed Property Divestitures

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constitute part of the Underlying Properties and are therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. Accordingly, the Sponsor will seek, through a vote at a special meeting of unitholders, unitholder approval of the release of the Net Profits Interest with respect to the Divestiture Properties. If the transactions are approved, unitholders will receive 80% of the net proceeds of the sale of the Divestiture Properties. The income from net profits interest from the Divestiture Properties has not been significant historically and represented less than 6% and less than 5% of total proved reserves attributable to the Trust and the PV-10 of the Underlying Properties at December 31, 2022, respectively. The Divestiture Properties are being acquired by the Operator of the Divestiture Properties, whom the Sponsor views as the most logical acquirer.

On May 12, 2023, the Trust filed a preliminary proxy statement with the SEC with respect to a special meeting of unitholders to be held in 2023 for the purpose of considering and acting on proposals to approve:

•	A transaction pursuant to which (a) the Sponsor will sell its interests in the Divestiture Properties, (b) the Trust will release the related Net Profits Interest associated with the Divestiture Properties, and (c) the net proceeds received by the Trust with respect to such sale will be distributed to the Trust unitholders;

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

•	Amendments to the Trust Agreement to raise certain threshold requirements for a vote of Trust unitholders in connection with similar future transactions;

•	Amendments to the Conveyance to raise certain threshold requirements for a vote of Trust unitholders in connection with similar future transactions; and

•	An adjournment of the special meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the above proposals.

The Trustee makes no recommendation regarding any of the foregoing proposals. Unitholders should review carefully the definitive proxy statement that will be filed with the SEC with respect to the special meeting, when it becomes available, because it will contain important information about the release of the Trust’s Net Profits Interest with respect to the Divestiture Properties in connection with the proposed transaction.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s 2022 Annual Report on Form 10-K. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2022 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	public health concerns, including the COVID-19 pandemic;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	climate change and the potential impact on fossil fuels;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Outlook

The overall outlook for development activity on the Underlying Properties remained stable during the first quarter of 2023, despite a quarter-over-quarter decline in commodity prices. Meanwhile, the global economy remains volatile, reflecting, among other factors, the armed conflict between Russia and Ukraine and the lingering effects of the COVID-19 pandemic. Further clouding the outlook for commodity demand is the banking sector crisis and its potential impact on lending availability to consumers and businesses. Nevertheless, the Sponsor does not expect that these events will have a material impact on the Underlying Properties and the 2023 development activity compared to previously estimated levels detailed in the Trust’s 2022 Annual Report on Form 10-K, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has decreased materially from $80.26 per barrel on December 30, 2022 to $70.78 per barrel on May 11, 2023. Natural gas prices have experienced greater pressure, with the Henry Hub spot price decreasing from $3.52 per MMBTU on December 30, 2022 to $2.12 per MMBTU on May 11, 2023.

Despite the price volatility, the Sponsor currently expects the previously disclosed capital spending outlook to remain within the range of $6.0 million to $9.0 million, or $4.8 million to $7.2 million net to the Trust’s 80% Net Profits Interest. While operators continue to evaluate their planned capital expenditures for 2023, taking into account the volatility in commodity prices, the majority of the operators of the Underlying Properties are Permian-focused, large cap operators who have indicated to the Sponsor their intent to continue with planned activities. The Sponsor does expect some moderation in the previously expected capital expenditure activity in the Haynesville area of the Underlying Properties. The Sponsor also expects that some of the inflationary pressures and supply chain bottlenecks operators of the Underlying Properties reported during 2022 will moderate this year. Given the market volatility, the Sponsor may reestablish a cash reserve for approved, future development expenses during 2023, similar to the cash reserve that the Sponsor had established in 2022. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

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

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Capex Cumulative Total (in thousands)	Status
Large Cap Major 1	Haynesville	2	2.5%	D&C New Drills	37	1 Drilled, Awaiting First Revenues; 1 Pre-Drill
Large Cap E&P 1	Midland	10	6.9%	D&C New Drills	3,911	5 Producing, Awaiting First Revenues; 5 Drilling In-Process/Pre Drill
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	69	In-process/ Continual Program
PE-Backed Private 1	Delaware	4	5.4%	D&C New Drills	515	4 Drilling In-Process
PE-Backed Private 2	Delaware	9	0.9%	D&C New Drills	251	3 Producing, Awaiting First Revenues; 6 Pre-Drill
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	-	Pre-Drill
Private E&P 2	Haynesville	3	3.6%	Refrac	640	3 In-Process

Of those projects identified above that are still in process or awaiting first revenues, the Sponsor expects a majority to be completed and to begin producing during 2023.

Special Meeting of Unitholders to Consider Property Divestitures

On May 12, 2023, the Trust filed a preliminary proxy statement with the SEC with respect to a special meeting of unitholders to be held in 2023 for the purpose of considering and acting on proposals to approve: (1) a transaction pursuant to which (a) the Sponsor will sell its interests in certain oil and natural gas properties that constitute part of the oil and natural gas properties burdened by the Net Profits Interest held by the Trust (the “Divestiture Properties”), (b) the Trust will release the related Net Profits Interest associated with the Divestiture Properties, and (c) the net proceeds received by the Trust with respect to such sale will be distributed to the Trust unitholders; (2) amendments to the Trust Agreement to raise certain threshold requirements for a vote of Trust unitholders in connection with similar future transactions; (3) amendments to the Conveyance to raise certain threshold requirements for a vote of Trust unitholders in connection with similar future transactions; and (4) an adjournment of the special meeting, if necessary or appropriate, to permit solicitation of additional proxies in favor of the above proposals. The Trustee makes no recommendation regarding any of the foregoing proposals. Unitholders should review carefully the definitive proxy statement that will be filed with the SEC with respect to the special meeting, when it becomes available, because it will contain important information about the release of the Trust’s Net Profits Interest with respect to the Divestiture Properties in connection with the proposed transaction.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Gross profits:
Oil sales	$9,729,219	$9,387,220	4%
Natural gas sales	4,466,787	3,707,288	20%
Total	14,196,006	13,094,508	8%

Costs:
Direct operating expenses:
Lease operating expenses	5,694,000	5,158,000	10%
Compression, gathering and transportation	238,000	809,000	(71)%
Production, ad valorem and other taxes	789,000	1,173,000	(33)%
Development expenses	2,604,000	1,891,000	38%
Total	9,325,000	9,031,000	3%
Gross proceeds from sale of assets	–	130,030	(100)%
Net profits	4,871,006	4,193,538	16%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,896,805	3,354,831	16%
Plus: Sponsor reserve release for capital expenditures	900,000	–	100%
Less: Trust general and administrative expenses and cash withheld for expenses	(401,205)	(417,831)	(4)%
Distributable income	$4,395,600	$2,937,000	50%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	112,271	125,837	(11)%
Natural Gas (Mcf)	690,533	820,646	(16)%
Combined (Boe)	227,360	262,611	(13)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$85.07	$77.14	10%
Differential	$1.59	$(2.54)	(162)%
Oil prices realized ($/Bbl)	$86.66	$74.60	16%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$8.30	$4.75	75%
Differential	$(1.83)	$(0.23)	683%
Natural gas prices realized ($/Mcf)	$6.47	$4.52	43%

Net profits attributable to the Underlying Properties for the three months ended March 31, 2023 were $3.9 million compared to $3.4 million for the three months ended March 31, 2022. The $0.5 million increase in net profits attributable to the Underlying Properties from the 2023 period to the 2022 period was primarily due to the following items:

•	Oil sales increased $0.3 million due to higher realized prices, which caused oil sales to increase by $1.3 million. The increase in oil sales due to higher realized prices was partially offset by a $1.0 million decrease in oil sales due to reduced sales volumes. The average oil price received increased 16% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 11% as a result of natural production declines.

•	Natural gas sales increased $0.8 million due to higher realized prices, which increased natural gas sales by $1.4 million, partially offset by lower produced volumes, which decreased natural gas sales by $0.6 million. The average natural gas price received in the three months ended March 31, 2023 increased 43% compared to the three months ended March 31, 2022 due to a 75% increase in the average NYMEX natural gas price. Natural gas volumes decreased 16% primarily as a result of payment timing differences and natural production declines.

•	Lease operating expenses increased $0.5 million, primarily attributable to the increased number of producing wells in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

•	Compression, gathering and transportation costs decreased $0.6 million, primarily due to the decrease in natural gas volumes.

•	Production, ad valorem and other taxes decreased $0.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to the decrease in oil and natural gas produced volumes.

•	Development expenses increased $0.7 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas.

During the three months ended March 31, 2023, COERT released the remaining $0.9 million from the cash reserve for future development expenses it had established in 2022 through the withholding of net profits otherwise payable to the Trust.

For the three months ended March 31, 2023, the Trust withheld $0.4 million and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the 2022 tax information for Trust unitholders, preparation of the Trust’s 2022 reserve report, financial statement audit fees, preparation of the Trust’s monthly press releases, Trustee fees, and New York Stock Exchange listing fees. For the three months ended March 31, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of March 31, 2023, the Trustee has withheld $516,053 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of March 31, 2023 and December 31, 2022, the Trust had cash of $958,007 and $922,913, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2023 and December 31, 2022, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2022 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2023.

Subsequent Events

Distributions Paid or Declared

On April 14, 2023, a distribution of $0.019350 per unit, which was declared on March 16, 2023, was paid to Trust unitholders of record as of March 31, 2023.

On April 17, 2023, the Trust declared a distribution of $0.030000 per unit to unitholders of record as of April 28, 2023. The distribution was paid to unitholders on May 12, 2023.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2022 Annual Report on Form 10-K.

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

Date: May 15, 2023

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