Form 10-Q
period 2023-06-30
Permianville Royalty Trust
filed 2023-08-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$1,240,033	$922,913
Net profits interest in oil and natural gas properties, net	57,365,892	59,641,632
Total assets	$58,605,925	$60,564,545
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	58,605,925	60,564,545
Total liabilities and Trust corpus	$58,605,925	$60,564,545

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from net profits interest	$2,457,057	$3,064,680	$7,253,862	$6,289,481
Income from sale/lease of assets	–	–	–	130,030
Interest and investment income	12,452	297	24,880	303
General and administrative expenses	(113,434)	(184,402)	(491,972)	(394,122)
Cash reserves (withheld) used for Trust expenses	(282,025)	(257,075)	(317,120)	(465,192)
Distributable income	$2,074,050	$2,623,500	$6,469,650	$5,560,500
Distributable income per unit (33,000,000 units)	$0.062850	$0.079500	$0.196050	$0.168500

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$59,441,480	$64,029,784	$60,564,545	$65,192,767
Cash reserves withheld (used) for Trust expenses	282,025	257,075	317,120	465,192
Distributable income	2,074,050	2,623,500	6,469,650	5,560,500
Distributions to unitholders	(2,074,050)	(2,623,500)	(6,469,650)	(5,560,500)
Amortization of net profits interest	(1,117,580)	(1,441,312)	(2,275,740)	(2,812,412)
Trust corpus, end of period	$58,605,925	$62,845,547	$58,605,925	$62,845,547
Distributable income per unit (33,000,000 units)	$0.062850	$0.079500	$0.196050	$0.168500

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2023, the Sponsor owned 7,517,942 Trust Units, or 23% of the issued and outstanding Trust Units.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

•	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

2.	BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2023 and December 31, 2022 was $299,725,266 and $297,449,526, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the six months ended June 30, 2023 or 2022, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
March 16, 2023	March 31, 2023	April 14, 2023	0.019350
April 17, 2023	April 28, 2023	May 12, 2023	0.030000
May 15, 2023	May 31, 2023	June 14, 2023	0.013500
Year to Date – 2023			$0.196050

Six Months Ended June 30, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
March 18, 2022	March 31, 2022	April 14, 2022	0.016000
April 18, 2022	April 29, 2022	May 13, 2022	0.031500
May 16, 2022	May 31, 2022	June 14, 2022	0.032000
Year to Date – 2022			$0.168500

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-and six-month periods ended June 30, 2023 and 2022, the Trust paid $100,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On July 14, 2023, a distribution of $0.012500 per unit, which was declared on June 16, 2023, was paid to Trust unitholders of record as of June 30, 2023.

On July 17, 2023, the Trust declared a distribution of $0.053500 per unit to Trust unitholders of record as of July 31, 2023. The distribution will be paid to Trust unitholders on August 14, 2023.

Non-producing Property Divestiture

In May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s 80% Net Profits Interest, or approximately $240,000, will be included in the distribution that will be paid to Trust unitholders on August 14, 2023.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Sale of Divestiture Properties

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the Divestiture Properties. The total proceeds received by the Sponsor from the Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor will deduct final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s 80% Net Profits Interest. The Sponsor will set a record date and the special distribution, reflecting 50% of the Trust’s share of the net proceeds, will be paid to Trust unitholders on or before September 22, 2023. The remaining 50% of the Trust’s share of the net proceeds will be temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement (which is expected to occur within 90 days following the closing of the sale) and included in a distribution to unitholders. Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to unitholders.

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

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2022 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	public health concerns, including the COVID-19 pandemic;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	changes in interest rates;

•	competition from others in the energy industry;

•	climate change and the potential impact on fossil fuels;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Outlook

The overall outlook for development activity on the Underlying Properties remained relatively stable during the first half of 2023, despite a year-over-year volatility in commodity prices. Although the global economy remains volatile, reflecting, among other factors, the armed conflict between Russia and Ukraine and the lingering effects of the COVID-19 pandemic, the Sponsor does not expect that these events will have a material impact on the Underlying Properties or the expected 2023 development activity as detailed in the Trust’s 2022 Annual Report on Form 10-K, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has modestly improved from $80.26 per barrel on December 30, 2022 to $82.82 per barrel on August 10, 2023. Natural gas prices have declined year-over-year, with the Henry Hub spot price decreasing from $3.52 per MMBtu on December 30, 2022 to $2.83 per MMBtu on August 10, 2023.

With oil prices achieving greater stability in recent periods, the Sponsor currently expects an incremental increase in the previously disclosed capital spending outlook, from the earlier range of $6.0 million to $9.0 million, or $4.8 million to $7.2 million net to the Trust’s Net Profits Interest, to an updated range of $8.0 million to $12.0 million, or $6.4 million to $9.6 million net to the Trust’s Net Profits Interest. The increase in expected capital expenditures is driven primarily by greater activity in the Permian basin by large-cap public operators, which compose the majority of the operators of the Underlying Properties. Meanwhile, the Sponsor continues to expect some moderation in the expected capital expenditure activity in the Haynesville portion of the Underlying Properties, although any declines in this area would be at least partially offset by higher, oil-weighted Permian activity. Nevertheless, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly to the extent commodity prices experience further volatility in the future.

Over the first half of 2023, the Sponsor has begun to see a moderation in some of the inflationary pressures and supply chain bottlenecks that had been affecting the Underlying Properties. Given the market volatility and recently increased capital expenditure activity levels, the Sponsor may establish a new cash reserve for approved, future development expenses during 2023, similar to the cash reserve that the Sponsor had established in 2022. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

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

The following table is not intended to be a comprehensive list reflecting all capital expenditures to date. The table provides information regarding current projects that remain in process and have not yet begun to generate revenues. Additional information regarding producing wells drilled pursuant to the capital expenditure program is provided following the table.

There can often be a several-month delay from the time of capital expenditures to the time of production and cash flows attributable to the Underlying Properties, especially given the non-operated nature of the Underlying Properties. For example, as previously disclosed, in May 2023 three wells from one of the larger, previously detailed drilling projects were finally converted to first revenues after a delay associated with the operator. These wells began generating revenues in 2022, but the amounts were only finalized for non-operating partners in 2023. The cash revenue catch-up totaled approximately $3.7 million, or approximately $2.9 million net to the Trust’s Net Profits Interest, which was reflected in the net profits interest calculation reported in July and will be included in the distribution that will be paid to Trust unitholders on August 14, 2023.

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap Major 1	Haynesville	1	4.4%	D&C New Drills	$40	In-process
Large Cap E&P 1	Midland	8	7.2%	D&C New Drills	$2,158	5 Producing, Awaiting First Revenues; 3 Drilling In-Process/Pre Drill
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$168	In-process/ Continual Program
PE-Backed Private 1	Delaware	4	5.4%	D&C New Drills	$529	4 Drilling In-Process
PE-Backed Private 2	Delaware	9	0.9%	D&C New Drills	$590	4 Producing, Awaiting First Revenues; 5 Pre-Drill
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	-	Pre-Drill
Large Cap E&P 4	Haynesville	5	3.7%	D&C New Drills	-	Pre-Drill
Private E&P 2	Haynesville	3	3.6%	Refrac	$795	3 In-Process

As reflected in the table above, the Sponsor indicates that since the first quarter a new Haynesville project has commenced (Large Cap E&P 4). In addition, as indicated above, three wells in the Midland began paying revenues during the second quarter, and the same operator (Large Cap E&P 1) has begun to produce from three wells that had been previously categorized as drilling in-process, in addition to adding one new pre-drill project. Meanwhile, one of the Haynesville wells drilled (Large Cap Major 1) has come online and began to generate first revenues in the second quarter. For the other projects identified above that are still in process or awaiting first revenues, the Sponsor expects a majority to be completed and to begin producing during 2023.

Non-producing Property Divestiture

In May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s 80% Net Profits Interest, or approximately $240,000, will be included in the distribution that will be paid to Trust unitholders on August 14, 2023.

Sale of Divestiture Properties

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the Divestiture Properties. The total proceeds received by the Sponsor from the Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor will deduct final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s 80% Net Profits Interest. The Sponsor will set a record date and the special distribution, reflecting 50% of the Trust’s share of the net proceeds, will be paid to Trust unitholders on or before September 22, 2023. The remaining 50% of the Trust’s share of the net proceeds will be temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement (which is expected to occur within 90 days following the closing of the sale) and included in a distribution to unitholders. Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to unitholders.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
Gross profits:
Oil sales	$8,639,804	$9,992,183	(14)%
Natural gas sales	2,691,517	4,188,167	(36)%
Total	11,331,321	14,180,350	(20)%

Costs:
Direct operating expenses:
Lease operating expenses	5,510,000	5,505,000	0%
Compression, gathering and transportation	504,000	820,000	(39)%
Production, ad valorem and other taxes	768,000	1,181,000	(35)%
Development expenses	1,603,000	1,406,000	14%
Total	8,385,000	8,912,000	(6)%
Net profits	2,946,321	5,268,350	(44)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,357,057	4,214,680	(44)%
Plus: Sponsor reserve release for capital expenditures	100,000	(1,150,000)	(109)%
Less: Trust general and administrative expenses and cash withheld for expenses, net of interest and investment income	(383,007)	(441,180)	(13)%
Distributable income	$2,074,050	$2,623,500	(21)%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	113,267	128,057	(12)%
Natural Gas (Mcf)	636,761	888,014	(28)%
Combined (Boe)	219,394	276,059	(21)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$80.68	$82.10
Differential	$(4.41)	$(4.07)
Oil prices realized ($/Bbl)	$76.28	$78.03

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.54	$5.70
Differential	$(1.31)	$(0.98)
Natural gas prices realized ($/Mcf)	$4.23	$4.72

Net profits attributable to the Underlying Properties for the three months ended June 30, 2023 were $2.9 million compared to $5.3 million for the three months ended June 30, 2022. The $2.3 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2022 period was primarily due to the following items:

•	Oil sales decreased $1.4 million due to lower realized prices and lower produced volumes. The 2% decrease in realized oil sales prices in the 2023 period compared to the 2022 period caused revenues to decline by $0.2 million, and lower produced volumes caused a $1.2 million decline in revenues. Oil sales volumes decreased 12% as a result of natural production declines.

•	Natural gas sales decreased $1.5 million due to lower produced volumes and lower realized prices. The 28% decrease in gas sales volumes and the 2% decrease in realized gas prices in the 2023 period compared to the 2022 period caused revenues to decline by $1.2 million and $0.7 million, respectively.

•	Lease operating expenses during the three months ended June 30, 2023 remained consistent with the three months ended June 30, 2022 at $6.0 million.

•	Compression, gathering and transportation costs decreased $0.3 million, primarily due to the decrease in natural gas volumes.

•	Production, ad valorem and other taxes decreased $0.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the decrease in oil and natural gas produced volumes.

•	Development expenses increased $0.2 million in the 2023 period due to drilling and completion costs for drilling multiple new wells in the Permian area in the 2023 period.

For the three months ended June 30, 2023, the Trust withheld $0.4 million and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, Trustee fees, and New York Stock Exchange listing fees. For the three months ended June 30, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Gross profits:
Oil sales	$18,369,023	$19,379,403	(5)%
Natural gas sales	7,158,304	7,895,455	(9)%
Total	25,527,327	27,274,858	(6)%

Costs:
Direct operating expenses:
Lease operating expenses	11,204,000	10,663,000	5%
Compression, gathering and transportation	742,000	1,629,000	(54)%
Production, ad valorem and other taxes	1,557,000	2,354,000	(34)%
Development expenses	4,207,000	3,297,000	28%
Total	17,710,000	17,943,000	(1)%
Gross proceeds from sale of assets	–	130,030	(100)%
Net profits	7,817,327	9,461,888	(17)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	6,253,862	7,569,511	(17)%
Plus: Sponsor reserve release for capital expenditures	1,000,000	(1,150,000)	(187)%
Less: Trust general and administrative expenses and cash withheld for expenses	(784,212)	(859,011)	(9)%
Distributable income	$6,469,650	$5,560,500	16%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	225,538	253,894	(11)%
Natural Gas (Mcf)	1,327,294	1,708,660	(22)%
Combined (Boe)	446,754	538,671	(17)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$81.53	$76.37
Differential	$(0.08)	$(0.04)
Oil prices realized ($/Bbl)	$81.45	$76.33

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$5.34	$4.57
Differential	$0.05	$0.05
Natural gas prices realized ($/Mcf)	$5.39	$4.62

Net profits attributable to the Underlying Properties for the six months ended June 30, 2023 were $7.8 million compared to $9.5 million for the six months ended June 30, 2022. The $1.7 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2022 period was primarily due to the following items:

•	Oil sales decreased $1.0 million due to lower sales volumes, which caused oil sales to decrease by $2.2 million. The decrease in oil sales due to lower sales volumes was partially offset by a $1.2 million increase in oil sales due to increased realized prices. The average oil price received increased 7% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months. Oil sales volumes decreased 11% as a result of natural production declines.

•	Natural gas sales decreased $0.7 million due to lower sales volumes, which decreased natural gas sales by $1.7 million, partially offset by higher realized prices, which increased natural gas sales by $1.0 million. The average natural gas price received in the six months ended June 30, 2023 increased 17% compared to the six months ended June 30, 2022 due to an increase in the average NYMEX natural gas price. Natural gas volumes decreased 22% primarily as a result of payment timing differences and natural production declines.

•	Lease operating expenses increased $0.5 million, primarily attributable to the increased number of producing wells in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

•	Compression, gathering and transportation costs decreased $0.9 million, primarily due to the decrease in natural gas volumes.

•	Production, ad valorem and other taxes decreased $0.8 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the decrease in oil and natural gas produced volumes.

•	Development expenses increased $0.9 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas.

During the six months ended June 30, 2023, COERT released the remaining $1.0 million from the cash reserve for future development expenses it had established in 2022 through the withholding of net profits otherwise payable to the Trust.

For the six months ended June 30, 2023, the Trust withheld $0.8 million and paid $0.5 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the 2022 tax information for Trust unitholders, preparation of the Trust’s 2022 reserve report, financial statement audit fees, preparation of the Trust’s monthly press releases, Trustee fees, and New York Stock Exchange listing fees. For the six months ended June 30, 2022, the Trust withheld $0.9 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of June 30, 2023, the Trustee has withheld $666,053 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2023 and December 31, 2022, the Trust had cash of $1,240,033 and $922,913, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2023 and December 31, 2022, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2022 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended June 30, 2023.

Subsequent Events

Distributions Paid or Declared

On July 14, 2023, a distribution of $0.012500 per unit, which was declared on June 16, 2023, was paid to Trust unitholders of record as of June 30, 2023.

On July 17, 2023, the Trust declared a distribution of $0.053500 per unit to unitholders of record as of July 31, 2023. The distribution will be paid to unitholders on August 14, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

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

Date: August 14, 2023

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