Form 10-Q
period 2023-09-30
Permianville Royalty Trust
filed 2023-11-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$1,332,263	$922,913
Net profits interest in oil and natural gas properties, net	55,765,525	59,641,632
Total assets	$57,097,788	$60,564,545
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	57,097,788	60,564,545
Total liabilities and Trust corpus	$57,097,788	$60,564,545

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from net profits interest	$2,605,857	$3,428,291	$9,859,719	$9,717,771
Income from sale/lease of assets	245,000	–	245,000	130,030
Interest and investment income	16,634	2,043	41,515	2,346
General and administrative expenses	(300,261)	(239,140)	(792,234)	(633,262)
Cash reserves withheld for Trust expenses	(92,230)	(188,194)	(409,350)	(653,385)
Distributable income	$2,475,000	$3,003,000	$8,944,650	$8,563,500

Distributable income per unit (33,000,000 units)	$0.075000	$0.091000	$0.271050	$0.259500

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$58,605,925	$62,845,547	$60,564,545	$65,192,767
Cash reserves withheld for Trust expenses	92,230	188,194	409,350	653,385
Distributable income	2,475,000	3,003,000	8,944,650	8,563,500
Distributions to unitholders	(2,475,000)	(3,003,000)	(8,944,650)	(8,563,500)
Amortization of net profits interest	(1,600,367)	(1,471,459)	(3,876,107)	(4,283,870)
Trust corpus, end of period	$57,097,788	$61,562,282	$57,097,788	$61,562,282

Distributable income per unit (33,000,000 units)	$0.075000	$0.091000	$0.271050	$0.259500

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.            TRUST ORGANIZATION AND PROVISIONS

Permianville Royalty Trust (the “Trust”), previously known as Enduro Royalty Trust, is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (as subsequently amended and restated, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2023, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

2.            BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

In the opinion of the Trustee, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal adjustments that are necessary for a fair presentation of the interim periods presented and include all the disclosures necessary to make the information presented not misleading. These interim results are not necessarily indicative of results for a full year.

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

3.             NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2023 and December 31, 2022 was $301,325,633 and $297,449,526, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the nine months ended September 30, 2023 or 2022, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the Divestiture Properties. The total proceeds received by the Sponsor from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor deducted the final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s Net Profits Interest.

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

On September 20, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.069670 per unit, payable on October 13, 2023 to unitholders of record on October 2, 2023.

Net Proceeds from sale of Divestiture Properties	$6,712,000
Less: Transaction expenses	(627,149)
Plus: Buyer proxy expense reimbursement	288,000
Net proceeds from sale of Divestiture Properties	$6,372,851
Less: Amount allocable to the Sponsor’s 20% interest	(1,274,570)
Net proceeds allocable to the Trust’s 80% Interest	$5,098,281
Less: Indemnification Escrow amount	(250,000)
Less: Estimated Settlement Escrow amount	(2,549,140)
Initial Cash available for distribution by the Trust	$2,299,140
Number of units	33,000,000
Initial special cash distribution per unit	$0.069670

The remaining 50% of the Trust’s share of the net proceeds was temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement and included in a distribution to unitholders. See Note 7 – Subsequent Events for information regarding the second special cash distribution reflecting the remaining 50% of the Trust’s share of the net proceeds. Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to unitholders.

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
NOTES TO FINANCIAL STATEMENTS
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

PERMIANVILLE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
March 16, 2023	March 31, 2023	April 14, 2023	0.019350
April 17, 2023	April 28, 2023	May 12, 2023	0.030000
May 15, 2023	May 31, 2023	June 14, 2023	0.013500
June 16, 2023	June 30, 2023	July 14, 2023	0.012500
July 17, 2023	July 31, 2023	August 14, 2023	0.053500
August 18, 2023	August 31, 2023	September 15, 2023	0.009000
Year to Date – 2023			$0.271050

Nine Months Ended September 30, 2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	0.023000
February 18, 2022	February 28, 2022	March 14, 2022	0.041000
March 18, 2022	March 31, 2022	April 14, 2022	0.016000
April 18, 2022	April 29, 2022	May 13, 2022	0.031500
May 16, 2022	May 31, 2022	June 14, 2022	0.032000
June 17, 2022	June 30, 2022	July 15, 2022	0.045000
July 18, 2022	July 29, 2022	August 12, 2022	0.021500
August 18, 2022	August 31, 2022	September 15, 2022	0.024500

Year to Date – 2022			$0.259500

6.             TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three- and nine-month periods ended September 30, 2023 and 2022, the Trust paid $50,000 and $150,000, respectively, to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.             SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 13, 2023, a distribution of $0.003700 per unit, which was declared on September 18, 2023, was paid to Trust unitholders of record as of September 29, 2023.

On October 13, 2023, a special cash distribution of $0.069670 per unit, which was declared on September 20, 2023, was paid to Trust unitholders of record as of October 2, 2023. Please see Note 3 – Net Profits Interest in Oil and Natural Gas Properties for additional information regarding the special distribution.

On October 16, 2023, the Trust declared a distribution of $0.006000 per unit to Trust unitholders of record as of September 29, 2023. The distribution was paid to Trust unitholders on November 13, 2023.

On November 6, 2023, the Trust declared a special cash distribution of $0.077250 per unit to Trust unitholders of record as of November 16, 2023. The distribution, which reflected the remaining 50% (net of the Indemnification Escrow Amount described in Note 3 – Net Profits Interest in Oil and Natural Gas Properties) of the Trust’s share of the net proceeds from the sale of the Divestiture Properties, will be paid to Trust unitholders on November 22, 2023. Please see Note 3 – Net Profits Interest in Oil and Natural Gas Properties for additional information regarding the special distribution.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2022 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the actions of the Organization of Petroleum Exporting Countries;

•	the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	climate change and the potential impact on fossil fuels;

•	uncertainty of estimates of oil and natural gas reserves and production; and

•	cost inflation.

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

Overview

Permianville Royalty Trust, a statutory trust created in May 2011, completed its initial public offering in November 2011. The Trust’s only asset and source of income is the net profits interest representing the right to receive 80% of the net profits from the sale of oil and natural gas production from certain properties in the states of Texas, Louisiana and New Mexico held by Enduro as of the date of the conveyance of the net profits interest to the Trust (the “Net Profits Interest”). The properties in which the Trust holds the Net Profits Interest are referred to as the “Underlying Properties.” The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. Additionally, third parties operate substantially all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, associated costs, or the rate of production of the reserves.

On August 31, 2018, COERT completed the acquisition from Enduro of the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Amended and Restated Trust Agreement of the Trust (the “Trust Agreement”) and other instruments to which Enduro and the Trustee were parties.

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

Outlook

The development activity on the Underlying Properties remained stable during the first nine months of 2023, despite year-over-year volatility in commodity prices. Although the global economy remains volatile, reflecting, among other factors, the current hostilities between Israel and Hamas amid increasing tensions in the Middle East, the ongoing war between Russia and Ukraine and the lingering effects of the COVID-19 pandemic, the Sponsor does not expect that these events will have a material impact on the Underlying Properties or the expected 2023 development activity as detailed in the Trust’s 2022 Annual Report on Form 10-K, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has declined from $80.26 per barrel on December 30, 2022 to $77.17 per barrel on November 10, 2023. Natural gas prices have declined year-over-year, with the Henry Hub spot price decreasing from $3.52 per MMBtu on December 30, 2022 to $2.71 per MMBtu on November 10, 2023.

With oil prices achieving greater stability in recent periods, the Sponsor continues to expect a higher level of capital spending in 2023, at a range of $8.0 million to $12.0 million, or $6.4 million to $9.6 million net to the Trust’s Net Profits Interest, as detailed in the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2023. The expected capital expenditures continue to be driven primarily by greater activity in the Permian basin by large-cap public operators, which compose the majority of the operators of the Underlying Properties. Meanwhile, with the recent stabilization in natural gas prices, the Sponsor has seen a slight recovery in future capital expenditures in the Haynesville portion of the Underlying Properties. Nevertheless, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly to the extent commodity prices experience further volatility in the future.

Over the first nine months of 2023, the Sponsor has seen a return of inflationary pressures and operating costs that had been affecting the Underlying Properties, in particular certain of the legacy producing properties in the Permian that require produced water disposal. Given the market volatility and recently increased capital expenditure activity levels, the Sponsor may establish a new cash reserve for approved, future development expenses during 2023 or expected expenses during 2024, similar to the cash reserve that the Sponsor had established in 2022. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

The recent sale of certain of the Underlying Properties as discussed below under “—Sale of Divestiture Properties” is expected to help reduce the operating cost profile and future plugging and abandonment expenditures of the Underlying Properties. The Sponsor believes there could be further opportunity in 2023 and 2024 for prospective divestitures, as operators of some of the Underlying Properties look to acquire assets at compelling valuations against the backdrop of favorable oil prices compared to prior years.

Capex Drilling Activity Update

Presented below is a summary of the current status of certain notable capital projects recently undertaken on the Underlying Properties pursuant to the capital expenditure program described above. All information has been provided by the Sponsor.

The following table is not intended to be a comprehensive list reflecting all capital expenditures to date. In addition, there can often be a several-month delay from the time of capital expenditures to the time of production and cash flows attributable to the Underlying Properties, especially given the non-operated nature of the Underlying Properties.

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap Major 1	Haynesville	1	4.4%	D&C New Drills	$400	In-process
Large Cap E&P 1	Midland	5	6.6%	D&C New Drills	$155	2 Producing, Awaiting First Revenues; 3 Drilling In-Process/Pre Drill
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$168	In-process/ Continual Program
Large Private E&P 1	Haynesville	6	3.5%	D&C New Drills	-	Pre-Drill
PE-Backed Private 1	Delaware	4	5.4%	D&C New Drills	$683	4 Drilling In-Process
PE-Backed Private 2	Delaware	9	0.9%	D&C New Drills	$716	4 Producing, Awaiting First Revenues; 5 Pre-Drill
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	-	Pre-Drill
Large Cap E&P 4	Haynesville	5	3.7%	D&C New Drills	-	Pre-Drill
Private E&P 2	Haynesville	3	3.6%	Refrac	$776	3 In-Process

In addition to the updated cumulative capex spending above and a new Haynesville project (Large Private E&P 1), three wells in the Midland operated by Large Cap E&P 1 began paying revenues during the third quarter. For the other projects identified above that are still in process or awaiting first revenues, the Sponsor expects a majority to be completed and to begin producing during the remainder of 2023 and the first half of 2024.

Non-producing Property Divestiture

In May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on August 14, 2023.

Sale of Divestiture Properties

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the Divestiture Properties. The total proceeds received by the Sponsor from the sale of the Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor deducted the final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s Net Profits Interest.

On September 20, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.069670 per unit, payable on October 13, 2023 to unitholders of record on October 2, 2023, reflecting 50% of the Trust’s share of the net proceeds, after accounting for the Indemnification Escrow Amount. As previously disclosed, the remaining 50% of the Trust’s share of the net proceeds was temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement and included in a distribution to unitholders. On November 6, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.077250 per unit, payable on November 22, 2023 to unitholders of record on November 16, 2023, reflecting the remaining 50% of the Trust’s share of the net proceeds (net of the Indemnification Escrow Amount). Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to unitholders.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Gross profits:
Oil sales	$11,501,341	$12,315,980	(7)%
Natural gas sales	2,488,980	4,801,883	(48)%
Total	13,990,321	17,117,863	(18)%

Costs:
Direct operating expenses:
Lease operating expenses	6,752,000	4,955,000	36%
Compression, gathering and transportation	606,000	938,000	(35)%
Production, ad valorem and other taxes	974,000	1,251,000	(22)%
Development expenses	2,401,000	6,251,000	(62)%
Total	10,733,000	13,395,000	(20)%
Gross proceeds from sale of assets	306,250	–	100%
Net profits	3,563,571	3,722,863	(4)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,850,857	2,978,291	(4)%
Plus: Sponsor reserve release for capital expenditures	–	450,000	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(375,857)	(425,291)	(12)%
Distributable income	$2,475,000	$3,003,000	(18)%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	146,735	118,574	24%
Natural Gas (Mcf)	1,004,612	979,552	3%
Combined (Boe)	314,170	281,833	11%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$74.81	$106.39	(30)%
Differential	$3.57	$(2.52)	(242)%
Oil prices realized ($/Bbl)	$78.38	$103.87	(25)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.52	$5.39	(53)%
Differential	$(0.04)	$(0.49)	(92)%
Natural gas prices realized ($/Mcf)	$2.48	$4.90	(49)%

Net profits attributable to the Underlying Properties for the three months ended September 30, 2023 were $3.6 million compared to $3.7 million for the three months ended September 30, 2022. The $0.1 million decrease in net profits attributable to the Underlying Properties from the 2022 period to the 2023 period was primarily due to the following items:

•	Oil sales decreased $0.8 million primarily due to lower realized prices, which caused oil sales to decrease by $3.7 million. The decrease in oil sales due to lower realized prices was partially offset by a $2.9 million increase in oil sales due to increased sales volumes. The average oil price received decreased 25% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months. Oil sales volumes increased 24% primarily because the cash receipts for previously detailed drilling projects were finally converted to first revenues after a delay associated with the operator.

•	Natural gas sales decreased $2.3 million primarily due to lower realized prices. The 3% increase in gas sales volumes in the 2023 period compared to the 2022 period increased revenues by $0.1 million; however, the 49% decrease in realized gas prices caused revenues to decrease by $2.4 million.

•	Lease operating expenses during the three months ended September 30, 2023 increased $1.8 million compared to the three months ended September 30, 2022. Approximately $1.1 million of the increase was attributable to a settlement between the Sponsor and one of the operators of the Underlying Properties relating to a dispute with respect to certain lease operating expenses from 2018 and 2019 that the operator had mistakenly coded for Enduro instead of COERT. In May 2023, COERT and the operator agreed to settle the dispute at a discounted amount, resulting in an incremental lease operating expense adjustment of approximately $0.4 million per month from June 2023 through December 2023, after which no additional amounts relating to the disputed expenses will be owed to the operator.

•	Compression, gathering and transportation costs decreased $0.3 million, primarily due to the decrease in natural gas prices.

•	Production, ad valorem and other taxes decreased $0.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the decrease in oil and natural gas prices.

•	Development expenses decreased $3.9 million in the 2023 period due to higher drilling and completion costs in the 2022 period, related to the drilling of multiple new wells in the Permian area.

For the three months ended September 30, 2023, the Trust withheld $0.4 million and paid $0.3 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, Trustee fees, and New York Stock Exchange listing fees. For the three months ended September 30, 2022, the Trust withheld $0.4 million and paid $0.2 million for general and administrative expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
Gross profits:
Oil sales	$29,870,364	$31,695,383	(6)%
Natural gas sales	9,647,284	12,697,339	(24)%
Total	39,517,648	44,392,722	(11)%

Costs:
Direct operating expenses:
Lease operating expenses	17,956,000	15,618,000	15%
Compression, gathering and transportation	1,348,000	2,567,000	(47)%
Production, ad valorem and other taxes	2,531,000	3,605,000	(30)%
Development expenses	6,608,000	9,548,000	(31)%
Total	28,443,000	31,338,000	(9)%
Gross proceeds from sale of assets	306,250	130,030	136%
Net profits	11,380,898	13,184,752	(14)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	9,104,719	10,547,801	(14)%
Plus: Sponsor reserve release for capital expenditures	1,000,000	(700,000)	(243)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(1,160,069)	(1,284,302)	(10)%
Distributable income	$8,944,650	$8,563,499	4%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	372,273	372,468	0%
Natural Gas (Mcf)	2,331,906	2,688,212	(13)%
Combined (Boe)	760,924	820,503	(7)%

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$79.96	$85.56	(7)%
Differential	$0.28	$(0.47)	(160)%
Oil prices realized ($/Bbl)	$80.24	$85.10	(6)%

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$4.33	$4.68	(8)%
Differential	$(0.19)	$0.04	(585)%
Natural gas prices realized ($/Mcf)	$4.14	$4.72	(12)%

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2023 were $11.4 million compared to $13.2 million for the nine months ended September 30, 2022. The $1.8 million decrease in net profits attributable to the Underlying Properties from the 2022 period to the 2023 period was primarily due to the following items:

•	Oil sales decreased $1.8 million primarily due to lower realized prices. The average oil price received decreased 6% primarily due to a 7% decrease in the average NYMEX oil price for the relevant production months.

•	Natural gas sales decreased by $1.4 million due to lower realized prices and by $1.7 million due to lower produced volumes, for a total decline of $3.1 million compared to the 2022 period. The average natural gas price received decreased 12% primarily due to an 8% decrease in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses increased $2.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Approximately $1.1 million of the increase was attributable to the lease operating expense settlement between COERT and one of the operators of the Underlying Properties as discussed above under “—Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022.”

•	Compression, gathering and transportation costs decreased $1.2 million, primarily due to the decrease in natural gas volumes.

•	Production, ad valorem and other taxes decreased $1.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the decrease in oil and natural gas produced volumes.

•	Development expenses decreased $2.9 million due to higher drilling and completion costs during the 2022 period, related to the drilling of multiple new wells in the Permian and Haynesville areas.

During the nine months ended September 30, 2023, COERT released the remaining $1.0 million from the cash reserve for future development expenses it had established in 2022 through the withholding of net profits otherwise payable to the Trust.

For the nine months ended September 30, 2023, the Trust withheld $1.2 million and paid $0.8 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the 2022 tax information for Trust unitholders, preparation of the Trust’s 2022 reserve report, financial statement audit fees, preparation of the Trust’s monthly press releases, Trustee fees, and New York Stock Exchange listing fees. For the nine months ended September 30, 2022, the Trust withheld $1.3 million and paid $0.6 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of September 30, 2023, the Trustee has withheld $841,386 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of September 30, 2023 and December 31, 2022, the Trust had cash of $1,332,263 and $922,913, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2023 and December 31, 2022, there was no outstanding balance. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2022 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended September 30, 2023.

Subsequent Events

Distributions Paid or Declared

On October 13, 2023, a distribution of $0.003700 per unit, which was declared on September 18, 2023, was paid to Trust unitholders of record as of September 29, 2023.

On October 13, 2023, a special cash distribution of $0.069670 per unit, which was declared on September 20, 2023, was paid to Trust unitholders of record as of October 2, 2023. Please see “Overview—Sale of Divestiture Properties” above for additional information regarding the special distribution.

On October 16, 2023, the Trust declared a distribution of $0.006000 per unit to Trust unitholders of record as of September 29, 2023. The distribution was paid to Trust unitholders on November 13, 2023.

On November 6, 2023, the Trust declared a special cash distribution of $0.077250 per unit to Trust unitholders of record as of November 16, 2023. The distribution, which reflected the remaining 50% (net of the Indemnification Escrow Amount described in “Overview—Sale of Divestiture Properties” above) of the Trust’s share of the net proceeds from the sale of the Divestiture Properties, will be paid to Trust unitholders on November 22, 2023. Please see “Overview—Sale of Divestiture Properties” above for additional information regarding the special distribution.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

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

Date: November 14, 2023

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

