Form 10-K
period 2023-12-31
Permianville Royalty Trust
filed 2024-03-22
CIK 1520048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (512) 236-6555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	PVL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (25,482,058 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $63,705,145.

As of March 22, 2024, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and “Risk Factors” in Part I, Item 1A of this Form 10-K regarding the financial position, business strategy, production and reserve growth, expected capital expenditures, and other plans and objectives for the future operations of COERT Holdings 1 LLC (“COERT” or the “Sponsor”) and regarding future matters relating to Permianville Royalty Trust (the “Trust”) are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements.

The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Hamas and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K.

Trust unitholders should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K. The Trust does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, unless the securities laws require the Trust to do so.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of the Sponsor and the Trust, including under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Sponsor or the Trust or persons acting on behalf of the Sponsor or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

v

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

Permianville Royalty Trust (the “Trust”), previously known as Enduro Royalty Trust, is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (as amended and restated, and as further amended, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

At a special meeting of Trust unitholders held on August 30, 2017, unitholders approved several proposals, including amendments to the Trust Agreement and Conveyance. In September 2017, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from holders of 75% to holders of 50% of the outstanding Trust Units. To effect the same changes as those included in the amended Trust Agreement, Enduro, the Trustee and the Delaware Trustee also entered into the First Amendment to Conveyance of Net Profits Interest. As a result of the Trust unitholders approving amendments to the Trust Agreement and Conveyance and the approval of the divestiture of certain properties in the Permian Basin, Enduro and the Trustee entered into the Partial Release, Reconveyance and Termination Agreement (the “Partial Release”). Pursuant to the terms of the Partial Release, the Trustee, on behalf of the Trust, reconveyed, terminated and released to Enduro the Net Profits Interest with respect to certain of the Underlying Properties sold pursuant to eight letter agreements or purchase and sale agreements, as applicable, entered into between Enduro and eight separate counterparties.

On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. COERT is a Delaware limited liability company engaged in the production and development of oil and natural gas from properties located in the Rockies, the Permian Basin of west Texas and southeastern New Mexico, and the Arklatex region of Texas and Louisiana.

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “2023 Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the 2023 Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the 2023 Divestiture Properties, and the Trustee, on behalf of the Trust, reconveyed, terminated and released to the Sponsor the Net Profits Interest with respect to the 2023 Divestiture Properties. For additional information regarding this transaction, see “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Sale of 2023 Divestiture Properties” in Part II, Item 7 of this Form 10-K.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In addition, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. The Trustee may authorize the Trust to borrow from any person, including the Trustee, the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee nor any affiliate thereof intends to lend funds to the Trust. The Trustee also may cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if the Trustee, Delaware Trustee or an affiliate thereof were to loan funds, would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if the Trust’s cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. If the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid.

In November 2021, the Trustee notified COERT of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and in the future intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2023, this cash reserve totaled $941,386.

Each month, after paying Trust obligations and expenses, the Trustee distributes to the Trust unitholders any remaining proceeds received from the Net Profits Interest. The cash held by the Trustee as a reserve against future liabilities or for distribution at the next distribution date may be held in a noninterest-bearing account or may be invested in:

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

Marketing and Post-Production Services

Pursuant to the terms of the Conveyance, the Sponsor has the responsibility to market, or cause to be marketed, the oil and natural gas production attributable to the Net Profits Interest in the Underlying Properties. The terms of the Conveyance restrict the Sponsor from charging any fee for marketing production attributable to the Net Profits Interest other than fees for marketing paid to non-affiliates. Accordingly, a marketing fee is not deducted (other than fees paid to non-affiliates) in the calculation of the Net Profits Interest’s share of net profits. The net profits to the Trust from the sales of oil and natural gas production from the Underlying Properties attributable to the Net Profits Interest is determined based on the same price that the Sponsor receives for sales of oil and natural gas production attributable to the Sponsor’s interest in the Underlying Properties. However, if the oil or natural gas is processed, the net profits receive the same processing upgrade or downgrade that the Sponsor receives.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by each of these purchasers during the periods presented:

	Year Ended December 31,
	2023	2022
Phillips 66	23%	23%
Pioneer Natural Resources USA	18%	18%
Occidental Petroleum	11%	13%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 22, 2024.

Distributions and Income Computations

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s liabilities for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the 10th business day after the record date. If the net profits for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross profits in the following computation period for purposes of determining the net profits for that following computation period.

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

Voting Rights of Trust Unitholders

The Trustee or Trust unitholders owning at least 10% of the outstanding Trust Units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders, unless such meeting is called by Trust unitholders, in which case the Trust unitholders who called the meeting are responsible for all such costs. Meetings must be held in such location as the Trustee designates in the notice of such meeting. The Trustee must send notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust Units outstanding must be present or represented by proxy to have a quorum. Each Trust unitholder is entitled to one vote for each Trust Unit owned. Abstentions and broker non-votes will not be deemed to be a vote cast.

Unless the Trust Agreement otherwise requires, a matter may be approved or disapproved by the affirmative vote of a majority of the Trust Units present in person or by proxy at a meeting where there is a quorum. This is true even if holders of a majority of the total Trust Units did not approve it. The affirmative vote of the holders of at least 75% of the outstanding Trust Units is required to:

•	dissolve the Trust;

•	amend the Trust Agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect); or

•	approve the sale of all the assets of the Trust (including the sale of the Net Profits Interest).

In September 2017, following a special meeting of Trust unitholders at which unitholders approved amendments to the Trust Agreement, Enduro, the Trustee and the Delaware Trustee entered into the First Amendment to Amended and Restated Trust Agreement, which amended certain provisions of the Trust Agreement to, among other things, allow Enduro (and, therefore, following the Sale Transaction, the Sponsor) to sell interests in the Underlying Properties free and clear of the Net Profits Interest with the approval of Trust unitholders holding at least 50% of the then outstanding units of the Trust at a meeting held in accordance with the requirements of the Trust Agreement. This amendment reduced the required threshold for approval of such sales from holders of 75% to holders of 50% of the outstanding Trust Units.

In addition, the Trustee may make certain amendments to the Trust Agreement without approval of the Trust unitholders.

Computation of Net Profits

The provisions of the Conveyance governing the computation of the net profits are detailed and extensive. The following information summarizes the material provisions of the Conveyance related to the computation of the net profits, but is qualified in its entirety by the text of the Conveyance, which is incorporated by reference as an exhibit to this Form 10-K.

Net Profits Interest

The amounts paid to the Trust with respect to the Net Profits Interest are based on, among other things, the definitions of “gross profits” and “net profits” contained in the Conveyance and described below. Under the Conveyance, net profits are computed monthly, and 80% of the aggregate net profits attributable to the sale of oil and natural gas production from the Underlying Properties for each calendar month will be paid to the Trust on or before the end of the following month. The Sponsor will not pay to the Trust any interest on the net profits held by the Sponsor prior to payment to the Trust, provided that such payments are timely made.

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

“Net profits” means, as more fully set forth in the Conveyance, gross profits less the following costs, expenses and, where applicable, losses, liabilities and damages all as actually incurred by the Sponsor and attributable to the Underlying Properties on or after July 1, 2011 but that are not attributable to a production month that occurs prior to July 1, 2011 (as such items are reduced by any offset amounts, as described in the Conveyance):

•	with the exception of certain costs and expenses related to 20 wells located in the Haynesville Shale identified in the Conveyance, all costs for (i) drilling, development, production and abandonment operations, (ii) all direct labor and other services necessary for drilling, operating, producing and maintaining the Underlying Properties and workovers of any wells located on the Underlying Properties, (iii) treatment, dehydration, compression, separation and transportation, (iv) all materials purchased for use on, or in connection with, any of the Underlying Properties and (v) any other operations with respect to the exploration, development or operation of hydrocarbons from the Underlying Properties;

•	all losses, costs, expenses, liabilities and damages with respect to the operation or maintenance of the Underlying Properties for (i) defending, prosecuting, handling, investigating or settling litigation, administrative proceedings, claims, damages, judgments, fines, penalties and other liabilities, (ii) the payment of certain judgments, penalties and other liabilities, (iii) the payment or restitution of any proceeds of hydrocarbons from the Underlying Properties, (iv) complying with applicable local, state and federal statutes, ordinance, rules and regulations, (v) tax or royalty audits and (vi) any other loss, cost, expense, liability or damage with respect to the Underlying Properties not paid or reimbursed under insurance;

•	all taxes, charges and assessments (excluding federal and state income, transfer, mortgage, inheritance, estate, franchise and like taxes) with respect to the ownership of, or production of hydrocarbons from, the Underlying Properties;

•	all insurance premiums attributable to the ownership or operation of the Underlying Properties for insurance actually carried with respect to the Underlying Properties, or any equipment located on any of the Underlying Properties, or incident to the operation or maintenance of the Underlying Properties;

•	all amounts and other consideration for (i) rent and the use of or damage to the surface, (ii) delay rentals, shut-in well payments, minimum royalties and similar payments and (iii) fees for renewal, extension, modification, amendment, replacement or supplementation of the leases included in the Underlying Properties;

•	all amounts charged by the relevant operator as overhead, administrative or indirect charges specified in the applicable operating agreements or other arrangements covering the Underlying Properties or operations with respect thereto;

•	to the extent that the Sponsor is the operator of certain of the Underlying Properties and there is no operating agreement covering such portion of the Underlying Properties, those overhead, administrative or indirect charges that are allocated by the Sponsor to such portion of the Underlying Properties;

•	if, as a result of the occurrence of the bankruptcy or insolvency or similar occurrence of any purchaser of hydrocarbons produced from the Underlying Properties, any amounts previously credited to the determination of the net profits are reclaimed from the Sponsor, then the amounts reclaimed;

•	all costs and expenses for recording the Conveyance and, at the applicable times, terminations and/or releases thereof;

•	amounts previously included in gross profits but subsequently paid as a refund, interest or penalty; and

•	at the option of the Sponsor (or any subsequent owner of the Underlying Properties), amounts reserved for approved development expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $2.0 million in the aggregate, and will be subject to the limitations described below (provided that such costs shall not be debited from gross profits when actually incurred).

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

The Trust is not liable to the owners of the Underlying Properties or the operators for any operating capital or other costs or liabilities attributable to the Underlying Properties. The Trustee expects to make distributions to Trust unitholders monthly; however, if the net profits for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross profits in the following computation period for purposes of determining the net profits for that following computation period.

The Trust uses the modified cash basis of accounting to report Trust receipts of net profits and payments of expenses incurred. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Net Profits Interest represents the right to receive revenues (oil and natural gas sales), less direct operating expenses (lease operating expenses and production and property taxes) and development expenses of the Underlying Properties, multiplied by 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust with respect to the corresponding production month pursuant to terms of the Conveyance.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. In May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on August 14, 2023.

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

The Sponsor must maintain books and records sufficient to determine the amounts payable to the Trust with respect to the Net Profits Interest. Monthly and annually, the Sponsor must deliver to the Trustee a statement of the computation of the net profits for each computation period. The Trustee has the right to inspect and review the books and records maintained by the Sponsor during normal business hours and upon reasonable notice. The Sponsor has further agreed to provide the Trust and Trustee with all information and services as are reasonably necessary to fulfill the purposes of the Trust, including such accounting, bookkeeping and informational services as may be necessary for the preparation of reports the Trust is required to prepare or file in accordance with applicable tax and securities laws, exchange listing rules and other requirements, including reserve reports and tax returns. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold.

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

Hazardous substance and wastes. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, the Sponsor handles materials in the course of its operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”

The Sponsor also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, The Sponsor generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under RCRA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. While many exploration and production wastes are exempt from regulation as hazardous waste, these wastes are generally subject to non-hazardous waste regulation under RCRA and applicable state regulations. Many state governments have specific regulations and guidance for exploration and production wastes, including the wastes associated with hydraulic fracturing activities.

The properties upon which the Sponsor conducts its operations have been used for oil and natural gas exploration and production for many years. Although the Sponsor and, as applicable, the Sponsor’s predecessor, Enduro, may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the real properties upon which the Sponsor conducts its operations, or at or from other, offsite locations, where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, the properties upon which the Sponsor conducts its operations may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under the Sponsor’s control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Sponsor could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.

Water discharges. The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into “waters of the United States” and waters within the scope of the state law, respectively. Pursuant to the CWA and applicable state laws, permits must be obtained to discharge pollutants into regulated waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the applicable state agency or both. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for a Section 404 USACE permit for the discharge of dredge and fill materials must seek a Section 401 water quality certification by applying to the state in which the discharge will occur for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact the Sponsor’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 Rule. USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The Sponsor’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.

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

On August 16, 2012 the EPA published final rules that extend New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) to certain exploration and production operations. The final rule requires the use of reduced emission completions or “green completions” on all hydraulically fractured gas wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, the EPA amended the rule to extend compliance dates for certain storage vessels and may issue additional revised rules in response to additional such requests in the future. Only a portion of these new rules appear to affect the Sponsor’s operations at this time by requiring new air emissions controls, equipment modification, maintenance, monitoring, recordkeeping and reporting. Although these new requirements will increase the Sponsor’s operating and capital expenditures and it is possible that the EPA will adopt further regulation that could further increase the Sponsor’s operating and capital expenditures, the Sponsor does not currently expect such existing and new regulations will have a material adverse impact on its operations or financial results.

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

Air emissions. The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require the Sponsor to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air emissions permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of the Sponsor’s properties.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact the Sponsor’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter.

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

Climate change. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources—as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (the “IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further reductions in emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The IRA included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions, and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. In 2023, the Biden Administration issued a second proposed rule that would make significant changes to the Trump Administration regulations. The proposed rule is expected to be finalized in April 2024. In addition, in early 2023 the White House Council on Environmental Quality issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. Although the Trump Administration regulations were never fully implemented, the Biden Administration changes may have a meaningful impact on federal reviews related to the Sponsor, especially as those reviews relate to climate and environmental justice.

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), prohibits take of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has issued a proposed rule that would make significant changes to the federal consultation process. That rule is expected to be finalized by the Biden Administration. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. In addition, designation of new species as threatened or endangered could cause the Sponsor to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.

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

Business and Operating Risks

•	Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units.

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

•	Third-party operators are the operators of all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties. Any delays, reductions or cancellations in development and producing activities could decrease revenues that are available for distribution to Trust unitholders.

•	Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

•	The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

•	Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

Financial Risks

•	The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.

•	The reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production. Therefore, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time.

•	An increase in the differential between the price realized by the Sponsor for oil and natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the net profits payable to the Trust and, therefore, the cash distributions by the Trust and the value of the Trust Units.

•	Higher production and development costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust, without concurrent increases in revenue, will reduce the amount of cash available for distribution to Trust unitholders.

•	The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders.

•	The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

•	The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

•	The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves.

•	In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.

Risks Related to the Structure of the Trust

•	The Trust is passive in nature and neither the Trustee nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

•	Subject to specified limitations, the Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent.

•	Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.

•	Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

•	Trust unitholders have limited ability to enforce provisions of the Conveyance, and the Sponsor’s liability to the Trust is limited.

•	Financial information of the Trust is not prepared in accordance with GAAP.

•	The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.

Risks Related to Ownership of the Trust Units

•	If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units.

•	The Sponsor may sell Trust Units in the public or private markets, and such sales may have an adverse impact on the trading price of the Trust Units.

•	The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

•	Courts outside of Delaware may not recognize the limited liability of Trust unitholders provided under Delaware law.

Legal, Environmental and Regulatory Risks

•	The operations of the Underlying Properties are subject to environmental laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or result in significant costs and liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

•	The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities, which could reduce the amount of cash available for distribution to Trust unitholders.

•	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects.

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect the services of the operators of the Underlying Properties.

Cybersecurity Risks

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s or the Trustee’s operations.

Tax Risks Related to the Trust Units

•	If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

•	Trust unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

•	A portion of any tax gain on the disposition of the Trust Units could be taxed as ordinary income.

•	The Trust allocates its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•	the actions of OPEC, its members and other oil-producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;

•	the levels of production of oil and natural gas of non-OPEC countries;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. The effects of the economic disruption caused by the governmental responses to the COVID-19 pandemic continued to be felt through 2023, in the form of lingering supply chain disruptions, higher inflation and higher interest rates, which affected supply and demand for oil and natural gas. Meanwhile, as strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil and natural gas could be material.

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

The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, decreasing commodity prices may cause the expenses of certain wells to exceed the well’s revenue, in which case the operator may decide to shut-in the well or plug and abandon the well. This scenario could reduce future cash distributions to Trust unitholders. Sustained lower prices of oil and natural gas also could negatively affect the price of the Trust Units and the qualification of the Trust Units to remain listed on the New York Stock Exchange.

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes expected to be produced on behalf of the Trust, and the terms of the Conveyance prohibit the Sponsor from entering into new hedging arrangements burdening the Trust. As a result, all production in which the Trust has an interest is unhedged, and the amount of cash available for distribution may be subject to greater fluctuations due to changes in oil and natural gas prices.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units.

The value of the Trust Units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues from the Underlying Properties could vary both positively and negatively and in material amounts from estimates. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

•	historical production from the area compared with production rates from other producing areas;

•	oil and natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and development expenses;

•	the availability of enhanced recovery techniques;

•	relationships with landowners, operators, pipeline companies and others; and

•	the assumed effect of expected governmental regulation and future tax rates.

Changes in these assumptions and amounts of actual direct operating expenses and development expenses could materially decrease reserve estimates. In addition, the quantities of recovered reserves attributable to the Underlying Properties may decrease in the future as a result of future decreases in the price of oil or natural gas.

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2023 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2023 as required by the SEC. The applicable prices for 2023 were $78.22 per Bbl of oil and $2.637 per Mcf of natural gas.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

Third-party operators are the operators of all of the wells on the Underlying Properties and, therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2023, all of the wells on the Underlying Properties were operated by third-party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third-party operator to adequately or efficiently perform operations, a third-party operator’s breach of the applicable operating agreements or a third-party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues and therefore, proceeds payable to the Trust and, ultimately, cash available for distribution to Trust unitholders. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Therefore, the success and timing of drilling and development activities on properties operated by the third-party operators depend on factors that are largely outside of the Sponsor’s control, including:

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

The process of developing oil and natural gas wells and producing oil and natural gas on the Underlying Properties is subject to numerous risks beyond the control of the Trust, the Sponsor or the third-party operators, including risks that could delay the operators’ current drilling or production schedule and the risk that drilling will not result in commercially viable oil or natural gas production. The ability of the operators to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

•	declines in oil or natural gas prices;

•	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, including permitting;

•	unusual or unexpected geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	lack of available gathering, transportation and processing facilities, including availability on commercially reasonable terms, or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	equipment malfunctions, failures or accidents;

•	unexpected operational events and drilling conditions;

•	market limitations for oil or natural gas;

•	pipe or cement failures;

•	casing collapses;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	uncontrollable flows of oil and natural gas, inert gas, water or drilling fluids;

•	blowouts, explosions, fires and natural disasters;

•	environmental hazards, such as oil and natural gas leaks, pipeline ruptures and discharges of toxic gases or other pollutants into the surface or subsurface environment;

•	adverse weather conditions; and

•	oil or natural gas property title problems or legal disputes regarding leasehold rights.

If planned operations, including drilling of development wells, are delayed or cancelled, or if existing wells or development wells experience production below anticipated levels due to one or more of the foregoing factors or for any other reason, future distributions to Trust unitholders may be reduced. If an operator incurs increased costs due to one or more of the foregoing factors or for any other reason and is unable to recover such costs from insurance, future distributions to Trust unitholders may be reduced.

Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could hinder the ability of the operators of the Underlying Properties to conduct the operations that they currently have planned for the Underlying Properties, which would reduce the amount of cash received by the Trust and available for distribution to Trust unitholders.

The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil and natural gas production from the Underlying Properties.

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

Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

The operations of the Underlying Properties are focused on the production and development of oil and natural gas within the states of Texas, Louisiana and New Mexico. As a result, the results of operations and cash flows of the Underlying Properties depend upon continuing operations in these areas. This concentration could disproportionately expose the Trust’s interests to operational and regulatory risk in these areas. Due to the lack of geographic diversification, adverse developments in exploration and production of oil and natural gas in any of these areas of operation could have a significantly greater impact on the results of operations and cash flows of the Underlying Properties than if the operations were more diversified.

FINANCIAL RISKS

The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.

Enduro acquired the Underlying Properties through various acquisitions in late 2010 and early 2011. The Sponsor acquired Enduro’s interests in the Underlying Properties pursuant to the Sale Transaction that closed in August 2018. The existence of a material title deficiency with respect to the Underlying Properties could reduce the value of a property or render it worthless, thus adversely affecting the Net Profits Interest and the distributions to Trust unitholders. The Sponsor does not obtain title insurance covering mineral leaseholds, and the Sponsor’s failure to cure any title defects may cause the Sponsor to lose its rights to production from the Underlying Properties. If a material title problem were to arise, net profits available for distribution to Trust unitholders, and the value of the Trust Units, may be reduced.

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

The net profits payable to the Trust attributable to the Net Profits Interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time.

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

An increase in the differential between the price realized by the Sponsor for oil or natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the net profits payable to the Trust and, therefore, the cash distributions by the Trust and the value of the Trust Units.

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

Higher production and development costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust, without concurrent increases in revenue, will reduce the amount of cash available for distribution to Trust unitholders.

The Trust indirectly bears an 80% share of all costs and expenses related to the Underlying Properties, such as direct operating and development expenses, which reduces the amount of cash received by the Trust and thereafter distributable to Trust unitholders. Accordingly, higher costs and expenses related to the Underlying Properties will directly decrease the amount of cash received by the Trust in respect of its Net Profits Interest. Historical costs may not be indicative of future costs. For example, the third-party operators may in the future propose additional drilling projects that significantly increase the capital expenditures associated with the Underlying Properties, which could reduce cash available for distribution by the Trust. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.

If direct operating and development expenses on the Underlying Properties, together with the other costs, exceed gross profits of production from the Underlying Properties, the Trust will not receive net profits from those properties until future gross profits from production exceed the total of the excess costs, plus accrued interest at the prime rate. If the Trust does not receive net profits pursuant to the Net Profits Interest, or if such net profits are reduced, the Trust will not be able to distribute cash to the Trust unitholders, or such cash distributions will be reduced, respectively. Development activities may not generate sufficient additional revenue to repay the costs.

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

In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. As of December 31, 2023, the cumulative cash reserve balance was $941,386. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

The Sponsor maintains insurance coverage against potential losses that it believes is customary in its industry. COERT currently maintains general liability insurance and excess liability coverage. The Sponsor’s excess liability coverage and general liability insurance do not have deductibles. The general liability insurance covers the Sponsor and its subsidiaries for legal and contractual liabilities arising out of bodily injury or property damage, including any resulting loss of use to third parties, and for sudden and accidental pollution or environmental liability, while the excess liability coverage is in addition to and triggered if the general liability per occurrence limit is reached. In addition, the Sponsor maintains control of well insurance with per occurrence limits depending on the status of the well and deductibles consistent with industry standards. The Sponsor’s general liability insurance and excess liability policies do not provide coverage with respect to legal and contractual liabilities of the Trust, and the Trust does not maintain such coverage since it is passive in nature and does not have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

The Sponsor does not currently have any insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations, other than its general liability and excess liability insurance policies that may cover third-party claims related to hydraulic fracturing operations in accordance with, and subject to, the terms of such policies. These policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup of pollution. In addition, these policies do not provide coverage for all liabilities, and the insurance coverage may not be adequate to cover claims that may arise; moreover, the Sponsor may not be able to maintain adequate insurance at rates it considers reasonable. The occurrence of an event not fully covered by insurance could result in a significant decrease in the amount of cash available for distribution by the Trust. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production, hydraulic fracturing operations, or related activities.

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

The Sponsor and the Trust believe that, in a bankruptcy of the Sponsor, the Net Profits Interest would be viewed as a separate property interest under Texas law and, as such, outside of the Sponsor’s bankruptcy estate. However, if the bankruptcy court were to hold otherwise, or if Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of the Sponsor, in which case the Trust would be an unsecured creditor of the Sponsor at risk of losing the entire value of the Net Profits Interest to senior creditors.

RISKS RELATED TO THE STRUCTURE OF THE TRUST

The Trust is passive in nature and neither the Trustee nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

The Trust Units are a passive investment that entitles the Trust unitholders to only receive cash distributions derived from the Net Profits Interest. Trust unitholders have no voting rights with respect to the Sponsor and, therefore, have no managerial, contractual or other ability to influence the Sponsor’s or the third-party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. Third party operators operate substantially all of the wells on the Underlying Properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sale of oil or natural gas from, or any future development of, the Underlying Properties. The current operators developing the Underlying Properties are under no obligations to continue operations on the Underlying Properties. Neither the Trustee nor the Trust unitholders have the right to replace an operator.

Subject to specified limitations, the Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent.

The Sponsor at any time may transfer all or part of the Underlying Properties, subject to and burdened by the Net Profits Interest, and may, along with the third-party operators, abandon individual wells or properties reasonably believed to be not economically viable. Trust unitholders will not be entitled to vote on any transfer or abandonment of the Underlying Properties, and the Trust will not receive any net proceeds from any such transfer, except in the limited circumstances when the Net Profits Interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value (net of sales costs) of the Net Profits Interest released. Following any sale or transfer of any of the Underlying Properties, if the Net Profits Interest is not released in connection with such sale or transfer, the Net Profits Interest will continue to burden the transferred property and net profits attributable to such property will be calculated as part of the computation of net profits. The Sponsor may delegate to the transferee responsibility for all of the Sponsor’s obligations relating to the Net Profits Interest on the portion of the Underlying Properties transferred.

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases may be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. For example, in May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on August 14, 2023.

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

The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.

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

Trust unitholders have limited ability to enforce provisions of the Conveyance, and the Sponsor’s liability to the Trust is limited.

The Trust Agreement permits the Trustee to sue the Sponsor or any other future owner of the Underlying Properties to enforce the terms of the Conveyance. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue the Sponsor or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue the Sponsor or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, the Sponsor will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts without gross negligence or willful misconduct. In addition, the Trust Agreement provides that, to the fullest extent permitted by law, the Sponsor is not subject to fiduciary duties or liable for conflicts of interest principles.

Financial information of the Trust is not prepared in accordance with GAAP.

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production, expenses are recorded when paid and not when incurred, and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.

The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.

Currently, the Trust is a “smaller reporting company,” meaning that the outstanding Trust Units held by nonaffiliates had a value of less than $250 million at the end of the Trust’s most recently completed second fiscal quarter. As a smaller reporting company, the Trust is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning the Trust’s auditors are not required to attest to the effectiveness of the Trust’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Trust’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, the Trust takes advantage of its ability to provide certain other less comprehensive disclosures in its SEC filings, including, among other things, providing only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze the Trust’s results of operations and financial prospects, as the information the Trust provides to Trust unitholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, the Trust is not required to provide this information.

RISKS RELATED TO OWNERSHIP OF THE TRUST UNITS

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units.

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements. The Trust has fallen out of compliance with the Minimum Price Requirement in the past, most recently in 2020, and although the Trust was able to regain compliance within the applicable grace period, the Trust may be unable to maintain compliance in the future and could again become subject to the NYSE delisting procedures. Over the 30-day trading period that ended March 20, 2024, the closing price of the Trust Units on the NYSE ranged from a high of $1.68 on February 8, 2024 to a low of $1.33 on March 20, 2024.

The Sponsor may sell Trust Units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust Units.

As of March 22, 2024, the Sponsor holds an aggregate of 7,363,961 Trust Units. The Sponsor may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. On June 22, 2022, pursuant to the Registration Rights Agreement between the Trust and the Sponsor, the Trust filed a registration statement on Form S-3 registering the offering by the Sponsor of 8,600,000 Trust Units. The registration statement was declared effective on July 7, 2022. Since then, the Sponsor has sold approximately 1.2 million Trust Units under the Registration Statement pursuant to a Rule 10b5-1 trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act.

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

For example, the EPA has published regulations that impose more stringent emissions control requirements for oil and gas development and production operations, which may require the Sponsor, its operators, or third-party contractors to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements. In addition, in 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further reductions in emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources – as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (“IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The IRA included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, the Sponsor’s equipment and operations could require the Sponsor to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for the Sponsor’s products by making its products less desirable than competing sources of energy. To the extent that its products are competing with lower GHG-emitting energy, the Sponsor’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. The Sponsor cannot predict with any certainty at this time how these possibilities may affect its operations.

In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of the Sponsor or the Trust or both.

Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on the Sponsor’s assets and operations and cause the Sponsor to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.

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

Trust unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

Trust unitholders are treated as if they own the Trust’s assets and receive the Trust’s income and are directly taxable thereon as if no Trust were in existence. Because the Trust generates taxable income that could be different in amount than the cash the Trust distributes, Trust unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of the Trust’s taxable income even if they receive no cash distributions from the Trust. A Trust unitholder may not receive cash distributions from the Trust equal to such unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that results from that income.

A portion of any tax gain on the disposition of the Trust Units could be taxed as ordinary income.

If a Trust unitholder sells Trust Units, he or she will recognize a gain or loss equal to the difference between the amount realized and his or her tax basis in those Trust Units. A substantial portion of any gain recognized may be taxed as ordinary income due to potential recapture items, including depletion recapture.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.

ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.

BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.

Risk Management Oversight and Governance

BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.

BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.

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

As of December 31, 2023, the Underlying Properties had proved reserves of 7.9 MMBoe with 88% and 94% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. All of the 7.9 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2023, the Sponsor held average working interests of approximately 19% and 15% and average net revenue interests of approximately 16% and 12% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2023. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2023 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. The Sponsor has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2023 and 2022:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2023
Proved Developed Producing	1,826	4,545	2,584	$62,512	4,239	10,481	5,986	$78,140
Proved Developed Non-Producing	55	3,162	582	6,774	85	4,984	916	8,465
Proved Undeveloped	283	1,648	558	7,370	552	2,924	1,039	4,615
2022
Proved Developed Producing	3,429	6,893	4,578	$142,863	7,888	15,493	10,470	$178,578
Proved Developed Non-Producing	6	8	7	312	8	11	10	389
Proved Undeveloped	541	1,591	806	19,985	840	2,328	1,228	24,751

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2023	2022	2021
Oil (per Bbl)	$78.22	$93.67	$66.56
Natural gas (per Mcf)	$2.64	$6.36	$3.60

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2023, proved undeveloped reserves of the Underlying Properties decreased 0.2 MMBoe primarily due to the decrease in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana, partially offset by the increase in the amount of booked, non-operated Wolfcamp shale wells in the Permian Basin. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2023.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2022	840	2,328	1,228
Development	552	2,924	1,039
Revisions and Other	(840)	(2,328)	(1,228)
Balance – December 31, 2023	552	2,924	1,039

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2023:

	Acres
	Gross	Net
Permian Basin	119,112	33,830
East Texas/North Louisiana	10,424	2,840
Total	129,536	36,670

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2023:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	2,305	232	68	9
East Texas/North Louisiana	—	—	309	48
Total	2,305	232	377	57

(1)      The Sponsor’s total producing wells include 2,682 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	15	0.5	5	0.1	1	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	15	0.5	5	0.1	1	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	—	—	3	0.1	4	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	—	—	3	0.1	4	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

(1)        Production of natural gas liquids is immaterial and included as a component of natural gas production.

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 61% of the future production from the Underlying Properties is expected to be oil and approximately 39% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 119,112 gross (33,830 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2023). The largest field in the Permian Basin region is the Spraberry field, which individually accounts for 32 percent of the Underlying Properties reserves as of December 31, 2023. This unit produces from the Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 2.6 MMBoe as of December 31, 2023. This field is operated by Pioneer Natural Resources, Ovintiv and Franklin Mountain.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 10,424 gross (2,840 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; and the Kingston field, operated by EXCO Resources and Diversified Production, LLC. All proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 1.0 MMBoe and 0.1 MMBoe, respectively, as of December 31, 2023.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2023, 2022 and 2021.

		Year Ended December 31,
		2023	2022	2021
Permian Basin	Oil Sales Volumes (Bbls)	439,122	495,434	730,891
	Natural Gas(1) Sales Volumes (Mcf)	1,700,680	1,980,171	3,067,864
	Total Sales Volumes (Boe)	722,568	825,462	1,242,202
	Oil Average Sales Price per Bbl	$78.85	$90.02	$45.62
	Natural Gas Average Sales Price per Mcf	$3.52	$5.12	$2.00
	Average Lease Operating Expense per Boe	$30.44	$25.42	$20.55
	Proved Reserves (MBoe)	6,830	10,881	10,876

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	418	1,132	2,036
	Natural Gas(1) Sales Volumes (Mcf)	1,081,888	1,377,062	1,862,665
	Total Sales Volumes (Boe)	180,733	230,643	312,480
	Oil Average Sales Price per Bbl	$71.23	$61.47	$30.31
	Natural Gas Average Sales Price per Mcf	$4.22	$5.33	$2.08
	Average Lease Operating Expense per Boe	$8.61	$8.18	$7.63
	Proved Reserves (MBoe)	1,112	827	1,597

Total	Oil Sales Volumes (Bbls)	439,540	496,566	732,927
	Natural Gas(1) Sales Volumes (Mcf)	2,782,568	3,357,233	4,930,529
	Total Sales Volumes (Boe)	903,302	1,056,105	1,554,682
	Oil Average Sales Price per Bbl	$78.84	$89.96	$45.65
	Natural Gas Average Sales Price per Mcf	$3.79	$5.21	$2.03
	Average Lease Operating Expense per Boe	$26.07	$21.66	$17.96
	Proved Reserves (MBoe)	7,941	11,708	12,474

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

The Sponsor generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases may be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. In May 2023, the Sponsor sold approximately $0.3 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on August 14, 2023.

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

The Sponsor’s interests in the oil and natural gas properties comprising the Underlying Properties are typically subject to one or more of the following:

●	royalties and other burdens, express and implied, under oil and natural gas leases and other arrangements;

●	overriding royalties, production payments and similar interests and other burdens created by the Sponsor’s predecessors in title;

●	a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the Underlying Properties or their title;

●	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

●	pooling, unitization and communitization agreements, declarations and orders;

●	easements, restrictions, rights-of-way and other matters that commonly affect property;

●	conventional rights of reassignment that obligate the Sponsor to reassign all or part of a property to a third party if the Sponsor intends to release or abandon such property;

●	preferential rights to purchase or similar agreements and required third party consents to assignments or similar agreements;

●	obligations or duties affecting the Underlying Properties to any municipality or public authority with respect to any franchise, grant, license or permit, and all applicable laws, rules, regulations and orders of any governmental authority; and

●	rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and also the interests held therein, including the Sponsor’s interests and the Net Profits Interest.

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

In a bankruptcy of the Sponsor, to the extent Louisiana or New Mexico law were held to be applicable, the Net Profits Interest might be considered an asset of the bankruptcy estate and used to satisfy obligations to creditors of the Sponsor, in which case the Trust would be an unsecured creditor of the Sponsor at risk of losing the entire value of the Net Profits Interest to senior creditors. See “Risk Factors—Financial Risks—In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico” in Part I, Item 1A of this Form 10-K.

The Sponsor believes that its title to the Underlying Properties and the Trust’s title to the Net Profits Interest are each good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material to detract substantially from the use or value of such Underlying Properties or Net Profits Interest. Under the terms of the Conveyance creating the Net Profits Interest, the Sponsor has provided a special warranty of title with respect to the Net Profits Interest, subject to the burdens and obligations described in this section. Please see “Risk Factors—Financial Risks—The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties” in Part I, Item 1A of this Form 10-K.

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

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2023, there were 33,000,000 Trust Units outstanding. On March 20, 2024, there were five unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

Distributions

Each month, the Trustee determines the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust from the Net Profits Interest and other sources (such as interest earned on any amounts reserved by the Trustee) that month, over the Trust’s incurred expenses for that month. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The holders of Trust Units as of the applicable record date (generally the last business day of each calendar month) are entitled to monthly distributions payable on or before the tenth business day after the record date (or the next succeeding business day). For further information on distributions to Trust unitholders, see Note 5 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Equity Compensation Plans

The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2023.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2023.

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

The Trust is required to make monthly cash distributions of substantially all of its monthly cash receipts, after deducting the Trust’s administrative expenses, to holders of record (generally the last business day of each calendar month) on or before the tenth business day after the record date. The Net Profits Interest is entitled to a share of the profits from and after July 1, 2011 attributable to production occurring on or after June 1, 2011. The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

●	oil and natural gas sales prices;

●	volumes of oil and natural gas produced and sold attributable to the Underlying Properties;

●	production and development costs;

●	price differentials;

●	potential reductions or suspensions of production;

●	the amount and timing of Trust administrative expenses; and

●	the establishment, increase, or decrease of reserves for approved development expenses or future liabilities of the Trust.

Generally, the Sponsor receives cash payment for oil production 30 to 60 days after it is produced and for natural gas production 60 to 90 days after it is produced.

2023 Recap and 2024 Outlook

The average NYMEX oil and natural gas prices experienced significant volatility in 2023, with the average NYMEX oil price declining from $94.57 per Bbl in calendar year 2022 to $77.65 per Bbl in calendar year 2023, a decline of 18%. Meanwhile, the price range varied from a low of $66.74 per Bbl in March 2023 to a high of $93.68 per Bbl in September 2023, before declining during the fourth quarter in response to increasing conflict in the Middle East. Natural gas prices faced even greater challenges in 2023 after seeing some of the highest prices in prior years in 2022. The average NYMEX natural gas price declined from $6.41 per MMBtu in calendar year 2022 to $2.54 per MMBtu in calendar year 2023, a decline of 60%. Prices for natural gas experienced similar volatility, ranging from a low of $1.77 per MMBtu in June 2023 to a high of $3.77 per MMBtu in January 2023. The year-over-year decline in commodity prices also drove a significant reduction in third-party operator drilling activity on the Underlying Properties, which led to a 45% decrease in development expenses for the production months of 2023 compared to 2022.

The Sponsor believes that the outlook for the oil and gas industry remains mixed, with oil prices having ended 2023 within a range consistent with prior years, but with natural gas prices currently facing levels generally below operator-targeted forward prices for capital deployment. In addition, mergers and acquisitions have continued to change the makeup of the companies deploying capital in the sector. As larger public companies continue to acquire smaller public companies and private operators, these larger companies are likely to react differently to commodity price volatility than smaller operators have in historical cycles. This merger and acquisition activity has also affected the operators of the Underlying Properties, with several of the largest and/or most active operators for the Underlying Properties announcing merger events in 2023. Nevertheless, the capital spending activity or operating performance for the Underlying Properties under new third-party operatorship in the future may not be consistent with such activity or performance experienced under previous third-party operators in prior years.

As discussed further under “—Sale of 2023 Divestiture Properties” below, the Sponsor leveraged the volatility in commodity prices to negotiate and subsequently close the sale of certain acreage and associated production in the Permian Basin that constituted part of the Underlying Properties, generating $0.146920 per Trust Unit of distributable proceeds from properties that in the prior three years had generated cumulative net profits of $0.00831 per Trust Unit.

Given the commodity price volatility as well as the recent merger activity in the industry, the operators of the Underlying Properties continue to evaluate planned capital expenditures during 2024. Based on currently available information, the Sponsor anticipates 2024 capital expenditures on the Underlying Properties to range from $5.0 million to $9.0 million, or $4.0 million to $7.2 million net to the Trust’s 80% Net Profits Interest. This would represent a decrease from 2023 levels, partly due to lower projected natural gas prices, which could reduce capital activity on the Haynesville area of the Underlying Properties, but somewhat offset by continued activity strength in the portion of the Underlying Properties located in the Permian region. The expected range is also wider compared to 2023 given the volatility and recent third-party operator merger activity. The Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

In addition to continued capital expenditure participation, the Sponsor believes there could be further opportunity in 2024 for prospective divestitures, as operators of some of the Underlying Properties look to consolidate non-operated interests and acreage given recent merger and acquisition activity in the industry.

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

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Midland	5	6.6%	D&C New Drills	2,002	2 Producing, Awaiting First Revenues; 3 Drilling In-Process
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	168	In-process/ Continual Program
Large Private E&P	Haynesville	6	3.5%	D&C New Drills	-	Pre-Drill
PE-Backed Private 1	Delaware	4	5.4%	D&C New Drills	793	Producing Awaiting Revenues
PE-Backed Private 2	Delaware	5	1.0%	D&C New Drills	547	Drilling In-Process
Large Cap E&P 3	Delaware	4	3.4%	D&C New Drills	678	Drilling In-Process
Large Cap E&P 4	Conventional Permian	5	3.7%	New Drills / Workovers	498	Drilling In-Process

The Sponsor expects that a majority of the projects above that are still in process or awaiting first revenues will be completed and will begin producing during 2024.

Sale of 2023 Divestiture Properties

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “2023 Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the 2023 Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the 2023 Divestiture Properties, and the Trustee, on behalf of the Trust, reconveyed, terminated and released to the Sponsor the Net Profits Interest with respect to the 2023 Divestiture Properties. The total proceeds received by the Sponsor from the sale of the 2023 Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor deducted the final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s Net Profits Interest.

On September 20, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.069670 per Trust Unit, payable on October 13, 2023 to Trust unitholders of record on October 2, 2023, reflecting 50% of the Trust’s share of the net proceeds, after accounting for the Indemnification Escrow Amount. The remaining 50% of the Trust’s share of the net proceeds was temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement and included in a distribution to Trust unitholders. On November 6, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.077250 per Trust Unit, payable on November 22, 2023 to Trust unitholders of record on November 16, 2023, reflecting the remaining 50% of the Trust’s share of the net proceeds (net of the Indemnification Escrow Amount). Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to Trust unitholders.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2023 and 2022.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2023:
January	37,419	250,486	$94.66	$7.20
February	36,796	222,785	$85.39	$6.89
March	38,056	217,262	$80.01	$5.19
April	34,720	204,419	$78.48	$4.23
May	38,896	191,223	$75.01	$4.71
June	39,651	241,119	$75.60	$3.84
July	38,120	195,616	$71.94	$2.85
August	64,721	604,148	$86.52	$2.75
September	43,894	204,848	$71.99	$1.32
October	33,806	227,756	$69.15	$2.01
November	33,461	222,906	$73.07	$2.02
Total—2023(1)	439,540	2,782,568	$78.84	$3.79

	Underlying Properties Sales Volumes		Average Price
2022:
January	40,878	280,503	$68.90	$3.78
February	40,779	214,181	$78.30	$4.28
March	44,180	325,962	$76.45	$5.31
April	40,390	290,847	$73.25	$4.96
May	47,114	266,091	$74.79	$4.09
June	40,553	331,076	$86.55	$5.00
July	40,102	380,958	$98.77	$4.84
August	41,122	301,477	$105.29	$4.52
September	37,350	297,117	$107.77	$5.37
October	37,873	287,116	$110.92	$6.85
November	43,632	237,538	$106.32	$7.56
December	42,594	144,367	$97.06	$7.05
Total—2022	496,567	3,357,233	$89.96	$5.21

(1)	The year ended December 31, 2023 does not include sales volumes for December as the Trust did not make a distribution in that month, as the Net Profits Interest calculation for the corresponding production period was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2023 and 2022 were determined as shown in the following table:

	Year Ended December 31,
	2023	2022
Gross profits:
Oil sales	$34,653,097	$44,669,834
Natural gas sales	10,555,426	17,479,475
Total	45,208,523	62,149,309
Costs:
Direct operating expenses:
Lease operating expenses	22,136,000	21,914,000
Compression, gathering and transportation	1,696,000	3,276,000
Production, ad valorem and other taxes	2,963,000	4,750,000
Development expenses	6,729,000	12,143,000
Total	33,524,000	42,083,000
Gross proceeds from sale/lease of undeveloped acreage	306,250	130,030
Net profits attributable to Underlying Properties	$11,990,773	$20,196,339
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$9,592,619	$16,157,071
Capex Reserve – Release (Holdback) for anticipated 2022-2023 capital expenditures	1,000,000	(1,000,000)
Less: Trust general and administrative expenses and cash withheld for expenses	(1,327,790)	(1,676,571)
Distributable income generated by properties prior to divestiture	$9,264,829	$13,480,500
Income from sale of Net Profits Interest	4,848,281	-
Distributable income	$14,113,110	$13,480,500

As reflected in the Net Profits Interest calculation for November 2023, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in a Net Profits Interest shortfall of approximately $1.2 million. As a result, there was no distribution to Trust unitholders in the month of December 2023. The shortfall of $1.2 million was carried forward to be deducted from future net profits to be generated by the Underlying Properties, and the corresponding revenues and associated direct operating and development expenses are excluded from the calculation of distributable income for the year ended December 31, 2023 detailed in the table above as well as the related sales volumes detailed below. As a result, only eleven months of results are included in the results for the year ended December 31, 2023.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Underlying Properties Sales Volumes:
Oil (Bbls)	439,540	496,567
Natural Gas (Mcf)	2,782,568	3,357,233
Combined (Boe)	903,301	1,056,106

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$76.83	$91.84
Differential	$2.01	$(1.88)
Oil prices realized ($/Bbl)	$78.84	$89.96

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$2.26	$5.85
Differential	$1.53	$(0.64)
Natural gas prices realized ($/Mcf)	$3.79	$5.21

Years Ended December 31, 2023 and 2022

Net profits attributable to the Underlying Properties for the year ended December 31, 2023 are calculated from the following:

●	oil sales related to oil produced from the Underlying Properties primarily from September 2022 through July 2023;

●	natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2022 through June 2023; and

●	direct operating and development expenses related to expenses and capital incurred primarily from October 2022 to August 2023.

Net profits attributable to the Underlying Properties for the year ended December 31, 2023 were $12.0 million compared to $20.2 million for the year ended December 31, 2022. As discussed in “—Computation of Income from Net Profits Interest Received by the Trust” above, no distribution was made to Trust unitholders in December 2023 due to the Net Profits Interest shortfall. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses attributable to that period was not included and instead will be included in the Trust’s results once the shortfall is recouped. Therefore, several variances between the periods are due to the inclusion of only eleven months of results in the year ended December 31, 2023 compared to twelve months in the year ended December 31, 2022. The $8.2 million decrease in net profits attributable to the Underlying Properties from the 2022 period to the 2023 period was primarily due to the following items:

●	Oil sales decreased $10.0 million, primarily due to lower sales volumes, which decreased oil sales by $5.1 million. Oil sales volumes decreased 11% primarily due to the inclusion of only eleven months of oil sales volumes in the year ended December 31, 2023. The remaining $4.9 million decrease in oil sales was due to lower realized sales prices. The average oil price received decreased 12% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months.

●	Natural gas sales decreased $6.9 million due to lower realized sales prices, which decreased natural gas sales by $3.9 million. The average natural gas price received decreased 27% as a result of the corresponding decreases in the average NYMEX gas price for the relevant production months. The remaining $3.0 million decrease in natural gas sales was due to lower sales volumes. Natural gas sales volumes decreased 17% primarily due to the inclusion of only eleven months of natural gas sales volumes in the year ended December 31, 2023.

●	Lease operating expenses during the year ended December 31, 2023 were $22.1 million compared to $21.9 million for the year ended December 31, 2022. Approximately $1.4 million of the 2023 expenses were attributable to a settlement between COERT and one of the operators of the Underlying Properties relating to a dispute with respect to certain lease operating expenses from 2018 and 2019 that the operator had mistakenly coded for Enduro instead of the Sponsor. In May 2023, the Sponsor and the operator agreed to settle the dispute at a discounted amount, resulting in an incremental lease operating expense adjustment of approximately $0.4 million per month from June 2023 through December 2023, after which no additional amounts relating to the disputed expenses will be owed to the operator.

●	Compression, gathering and transportation expenses decreased from $3.3 million in 2022 to $1.7 million in 2023 due to lower sales volumes and the inclusion of only eleven months of expenses in the year ended December 31, 2023.

●	Production, ad valorem and other taxes decreased $1.8 million in 2023 compared to 2022, primarily due to the decrease in realized sales prices, and lower sales volumes.

●	Development expenses decreased $5.4 million due to drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas during 2022.

During the year ended December 31, 2022, the Sponsor withheld from the net profits otherwise payable to the Trust a net aggregate of $1.0 million for the establishment of a cash reserve for approved, future development expenses. This reserve was intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent would be released as an incremental cash distribution in a future period. This cash reserve for future development was fully released to the Trust during the year ended 2023.

The Trust withheld $1.3 million and paid $0.9 million for general and administrative expenses during the year ended December 31, 2023. Expenses paid during the period primarily consisted of fees for the preparation of 2022 tax information for Trust unitholders, preparation of the Trust’s 2022 reserve report and Annual Report on Form 10-K, 2022 financial statement audit fees, preparation of the Trust’s 2023 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2022, the Trust withheld $1.7 million and paid $0.8 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2023, this cash reserve totaled $941,386.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, the Sponsor has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, the Sponsor has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by the Sponsor to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to the Sponsor than those that would be obtained in an arm’s length transaction between the Sponsor and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2023 and 2022, the Trust held cash reserves of $1,394,697 and $922,913, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

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

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2023 or 2022, and the terms of the Conveyance prohibit the Sponsor from entering into new hedging arrangements burdening the Trust.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2023 or 2022. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 3. Net Profits Interest in Oil and Gas Properties” of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 22, 2024

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$1,394,697	$922,913
Net profits interest in oil and natural gas properties, net	50,233,433	59,641,632
Total assets	$51,628,130	$60,564,545
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	51,628,130	60,564,545
Total liabilities and Trust corpus	$51,628,130	$60,564,545

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2023	2022
Income from net profits interest	$10,347,619	$15,027,041
Income from sale/lease of assets	245,000	130,030
Income from sale of producing properties	4,848,281	-
Interest and investment income	63,142	8,044
General and administrative expenses	(919,148)	(828,818)
Cash reserves used (withheld) for Trust expenses	(471,784)	(855,797)
Distributable income	$14,113,110	$13,480,500
Distributable income per unit (33,000,000 units)	$0.427670	$0.408500

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2023	2022
Trust corpus, beginning of period	$60,564,545	$65,192,767
Sale of net profits interest of producing properties	(4,163,851)	-
Cash reserves (used) withheld for Trust expenses	471,784	855,797
Distributable income	14,113,110	13,480,500
Distributions to unitholders	(14,113,110)	(13,480,500)
Amortization of net profits interest	(5,244,348)	(5,484,019)
Trust corpus, end of period	$51,628,130	$60,564,545

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.             TRUST ORGANIZATION AND PROVISIONS

Permianville Royalty Trust (the “Trust”), previously known as Enduro Royalty Trust, is a Delaware statutory trust formed in May 2011 pursuant to a trust agreement (as amended and restated, and as further amended, the “Trust Agreement”) among Enduro Resource Partners LLC (“Enduro”), as trustor, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee, and Wilmington Trust Company (the “Delaware Trustee”), as Delaware Trustee.

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

On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, the Sponsor assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2023, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust Agreement provides, among other provisions, that:

●	the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented and amended to date, the “Conveyance”); as a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest;

●	the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interests) if approved by at least 75% of the outstanding Trust Units;

●	the Sponsor may sell a divided or undivided portion of its interests in the Underlying Properties, free from and unburdened by the Net Profits Interest, if approved by at least 50% of the outstanding Trust Units at a meeting of Trust unitholders;

●	the Trustee will make monthly cash distributions to Trust unitholders (Note 5);

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

●	the Trustee may create a cash reserve to pay for future liabilities of the Trust;

●	the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves; in that event, no further distributions will be made to Trust unitholders until such amounts borrowed are repaid; and

●	the Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time; the Trust will dissolve upon the earliest to occur of the following:

●	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

●	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

●	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

●	the Trust is judicially dissolved.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2023 or 2022, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

3.             NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust Corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2023 and 2022 was $302,693,874 and $297,449,525, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2023 or 2022, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

Sale of 2023 Divestiture Properties

On May 3, 2023, the Sponsor notified the Trustee that the Sponsor had entered into an agreement to divest certain acreage and associated production in the Permian Basin (the “2023 Divestiture Properties”) that constituted part of the Underlying Properties and were therefore burdened by the Trust’s Net Profits Interest, for a total purchase price of approximately $6.7 million. On July 19, 2023, at a special meeting of Trust unitholders, the unitholders approved the foregoing transaction and the release of the Trust’s Net Profits Interest in the 2023 Divestiture Properties. On August 9, 2023, the Sponsor completed the sale of the 2023 Divestiture Properties, and the Trustee, on behalf of the Trust, reconveyed, terminated and released to the Sponsor the Net Profits Interest with respect to the 2023 Divestiture Properties. The total proceeds received by the Sponsor from the 2023 Divestiture Properties, after preliminary closing adjustments, were approximately $6.5 million, inclusive of the escrow funded by the buyer and partial expense reimbursement associated with the proxy solicitation. The Sponsor deducted the final transaction expenses from the sales proceeds, along with an escrow amount of $250,000 to cover possible indemnification obligations under the purchase and sale agreement (the “Indemnification Escrow Amount”), to arrive at final net proceeds, based upon the Trust’s Net Profits Interest.

On September 20, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.069670 per Trust Unit, payable on October 13, 2023 to Trust unitholders of record on October 2, 2023, reflecting 50% of the Trust’s share of the net proceeds, after accounting for the Indemnification Escrow Amount. The following table displays the aggregate net proceeds from the sale of the 2023 Divestiture Properties and the aggregate net proceeds allocable to Trust unitholders for this distribution:

Net Proceeds from sale of 2023 Divestiture Properties	$6,712,000
Less: Transaction expenses	(627,149)
Plus: Buyer proxy expense reimbursement	288,000
Net proceeds from sale of 2023 Divestiture Properties	$6,372,851
Less: Amount allocable to the Sponsor’s 20% interest	(1,274,570)
Net proceeds allocable to the Trust’s 80% Interest	$5,098,281
Less: Indemnification Escrow amount	(250,000)
Less: Estimated Settlement Escrow amount	(2,549,140)
Initial Cash available for distribution by the Trust	$2,299,141
Number of units	33,000,000
Initial special cash distribution per unit	$0.069670

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

The remaining 50% of the Trust’s share of the net proceeds was temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement and included in a distribution to Trust unitholders.

On November 6, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.077250 per Trust Unit, payable on November 22, 2023 to Trust unitholders of record on November 16, 2023, reflecting the remaining 50% of the Trust’s share of the net proceeds (net of the Indemnification Escrow Amount). The following table displays the aggregate net proceeds from the sales of the 2023 Divestiture Properties and the aggregate net proceeds allocable to Trust unitholders for this distribution:

Net Proceeds from sale of 2023 Divestiture Properties	$6,712,000
Less: Transaction expenses	(627,149)
Plus: Buyer proxy expense reimbursement	288,000
Net proceeds from sale of 2023 Divestiture Properties	$6,372,851
Less: Amount allocable to the Sponsor’s 20% interest	(1,274,570)
Net proceeds allocable to the Trust’s 80% Interest	$5,098,281
Less: Indemnification Escrow amount	(250,000)
Less: October 13, 2023 Initial Cash Distribution	(2,299,110)
Remaining cash available for distribution by the Trust	$2,549,171
Number of units	33,000,000
Remaining special cash distribution per unit	$0.077250

Within 12 months after the closing of the sale, any remaining amount from the Indemnification Escrow Amount (less any amounts in dispute) will be released to the Trust and included in a distribution to Trust unitholders.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2023:
December 16, 2022	December 30, 2022	January 14, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	$0.056000
February 17, 2023	February 28, 2023	March 13, 2023	$0.019200
March 16, 2023	March 31, 2023	April 14, 2023	$0.019350
April 17, 2023	April 28, 2023	May 12, 2023	$0.030000
May 15, 2023	May 31, 2023	June 14, 2023	$0.013500
June 16, 2023	June 30, 2023	July 14, 2023	$0.012500
July 17, 2023	July 31, 2023	August 14, 2023	$0.053500
August 18, 2023	August 31, 2023	September 15, 2023	$0.009000
September 18, 2023	September 29, 2023	October 13, 2023	$0.003700
September 20, 2023 – Special Distribution	October 02, 2023	October 13, 2023	$0.069670
October 16, 2023	October 31, 2023	November 13, 2023	$0.006000
November 06, 2023 – Special Distribution	November 16, 2023	November 22, 2023	$0.077250
Total—2023			$0.427670

2022:
December 17, 2021	December 31, 2021	January 14, 2022	$0.025000
January 18, 2022	January 31, 2022	February 14, 2022	$0.023000
February 18, 2022	February 28, 2022	March 14, 2022	$0.041000
March 18, 2022	March 31, 2022	April 14, 2022	$0.016000
April 18, 2022	April 29, 2022	May 13, 2022	$0.031500
May 16, 2022	May 31, 2022	June 14, 2022	$0.032000
June 17, 2022	June 30, 2022	July 15, 2022	$0.045000
July 18, 2022	July 29, 2022	August 12, 2022	$0.021500
August 18, 2022	August 31, 2022	September 15, 2022	$0.024500
September 16, 2022	September 30, 2022	October 17, 2022	$0.050500
October 17, 2022	October 31, 2022	November 14, 2022	$0.051000
November 18, 2022	November 30, 2022	December 13, 2022	$0.047500
Total—2022			$0.408500

6.             TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,010 to the Delaware Trustee. During the years ended December 31, 2023 and 2022, the Trust paid $200,000 to the Trustee and $2,000 to the Delaware Trustee, respectively, pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1,200,000 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures on December 31, 2024. The letter of credit to the Trustee is unfunded as of December 31, 2023.

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

	2023	2022
Oil (per Bbl)	$78.22	$93.67
Natural gas (per MMBTU)	$2.64	$6.36

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

As of December 31, 2023 and 2022, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2022	3,072	11,022	4,909
Extensions and discoveries	279	1,028	451
Revisions of previous estimates	1,121	(200)	1,088
Income from Net Profits Interest	(496)	(3,357)	(1,056)
Balance—December 31, 2022	3,976	8,493	5,392
Extensions and discoveries	386	6,584	1,483
Revisions of previous estimates	(1,234)	(2,815)	(1,703)
Divestiture of Reserves	(525)	(126)	(546)
Income from Net Profits Interest	(440)	(2,782)	(904)
Balance—December 31, 2023	2,163	9,354	3,722
Proved developed reserves:
December 31, 2022	3,435	6,901	4,585
December 31, 2023	1,880	7,706	3,164
Proved undeveloped reserves:
December 31, 2022	541	1,591	806
December 31, 2023	283	1,648	558

(1)        Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of previous estimates. During the year ended December 31, 2023, revisions of previous estimates decreased oil reserves by 31%, primarily due to a decrease in the average oil price used to estimate future net reserves. The NYMEX average oil price of $78.22 per Bbl used to determine reserves as of December 31, 2023 was 16% lower than the $93.67 per Bbl average NYMEX oil price as of December 31, 2022.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2023	2022

	(in thousands)
Future cash inflows	$165,087	$383,240
Future production taxes	(13,316)	(31,913)
Future net cash flows	$151,771	$351,327
10% annual discount for estimated timing of cash flows	(75,115)	(188,167)
Standardized measure of discounted future net cash flows	$76,656	$163,160

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Extensions, discoveries, and other additions	$12,709	$11,570
Accretion of discount	16,316	9,160
Revisions of previous estimates and other	(97,416)	65,858
Divestiture of reserves	(7,765)	-
Income from Net Profits Interest	(10,348)	(15,027)
Change in present value of future net revenues	(86,504)	71,561
Balance, beginning of period	163,160	91,599
Balance, end of year	$76,656	$163,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2023, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2023, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the years ended December 31, 2023 and 2022, the Trustee received $200,000, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)           Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust Units as of March 22, 2024 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Permianville Holdings LLC	7,363,961	(1)	22.3%
Jerry Roger Kent	1,722,300	(2)	5.2%

(1)	Based on a Form 4 dated August 17, 2023 filed by Permianville Holdings LLC (“Holdings”). The principal business office address for Holdings is 60 Arch Street, 3rd Floor, Greenwich, CT 06830.

(2)	Based on a Schedule 13G/A filed with the SEC on June 23, 2023 by Jerry Roger Kent. The principal business office address for the reporting person is 4695 Preston Park Blvd., Suite 170 East, Plano, Texas 75093-5180. According to the filing, the reporting person has sole voting power with respect to 1,507,300 Trust Units, shared voting power with respect to 215,000 Trust Units, sole dispositive power with respect to 1,507,300 Trust Units, and shared dispositive power with respect to 215,000 Trust Units.

(b)   Security Ownership of Management.

Not applicable.

(c)    Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant. See “Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement” in Part III, Item 13 of this Form 10-K.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Weaver and Tidwell, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2024. During the years ended December 31, 2023 and 2022, Weaver and Tidwell, LLP served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees paid by the Trust for the years ended December 31, 2023 and 2022 by Weaver and Tidwell, LLP:

	2023	2022
Audit fees(1)	$71,535	$98,365
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$71,535	$98,365

(1)	Fees billed for professional services rendered for the audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated as of November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File no. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

23.2	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Permianville Royalty Trust Clawback Policy

99.1	Report of Cawley, Gillespie & Associates, Inc.

* Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2024	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
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