Form 10-Q
period 2024-03-31
Permianville Royalty Trust
filed 2024-05-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,533,284	$1,394,697
Net profits interest in oil and natural gas properties, net	48,750,764	50,233,433
Total assets	$50,284,048	$51,628,130
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$311,412	$–
Total liabilities	311,412	–
Trust corpus (33,000,000 units issued and outstanding)	49,972,636	51,628,130
Total liabilities and Trust corpus	$50,284,048	$51,628,130

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2024	2023
Income from net profits interest	$–	$4,796,805
Interest and investment income	18,304	12,428
General and administrative expenses	(191,128)	(378,538)
Cash reserves used (withheld) for Trust expenses	172,824	(35,095)
Distributable income	$–	$4,395,600

Distributable income per unit (33,000,000 units)	$–	$0.133200

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$51,628,130	$60,564,545
Cash reserves withheld (used) for Trust expenses	(172,824)	35,095
Distributable income	–	4,395,600
Distributions to unitholders ($0.00 and $0.1332 per unit)	–	(4,395,600)
Amortization of net profits interest	(1,482,670)	(1,158,160)
Trust corpus, end of period	$49,972,636	$59,441,480

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2024, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

2.            BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

3.            NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2024 and December 31, 2023 was $304,176,544 and $302,693,874, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2024 or 2023, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Three Months Ended March 31, 2024:
Year to Date – 2024			$0.000000

Three Months Ended March 31, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
Year to Date – 2023			$0.133200

During the three months ended March 31, 2024, the Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $1.2 million Net Profits Interest shortfall as of March 31, 2024, which will be carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2024.

6.            TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2024 and 2023, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2023 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Hamas and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K.

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

Outlook

The Sponsor indicates that development activity on the Underlying Properties during the three months ended March 31, 2024 declined over 50% compared to the same period in 2023, as operators have pulled back activity given the continued commodity price volatility. This activity reduction has been more acute within the Haynesville area of the Underlying Properties, given multi-year lows in recent natural gas pricing. However, the 2024 capital spend outlook appears to be unchanged, as operators in the Permian Basin area remain active, especially the larger operators, who have generally reaffirmed capital expenses for the current year thus far. Although the global economy remains volatile, reflecting, among other factors, the current hostilities between Israel and Hamas amid increasing tensions in the Middle East, the ongoing war between Russia and Ukraine and the lingering effects of the COVID-19 pandemic, the Sponsor does not expect that these events will have a material impact on the Underlying Properties or the expected 2024 development activity as detailed in the Trust’s 2023 Annual Report on Form 10-K, aside from the effects of volatile commodity prices. The West Texas Intermediate spot price of crude oil has modestly improved from $71.89 per barrel on December 31, 2023 to $80.10 per barrel on May 6, 2024. Natural gas prices have declined year-over-year, with the Henry Hub spot price decreasing from $2.58 per MMBtu on December 31, 2023 to $1.88 per MMBtu on May 6, 2024.

With oil prices showing continued volatility but with near-term forward pricing remaining within a moderate range of $65.00 to $85.00 per barrel, the Sponsor continues to expect the previously guided capital expenditure range for the Underlying Properties of $5.0 million to $9.0 million, or $4.0 million to $7.2 million net to the Trust’s Net Profits Interest, as detailed in the Trust’s 2023 Annual Report on Form 10-K. The anticipated capital expenditures are expected to be primarily focused in the Permian basin, representing activity by large-cap public operators, which compose the majority of the operators of the Underlying Properties. The capital expenditure outlook could change if there is a recovery in natural gas prices, but at current levels the Sponsor has observed a material decline in year-over-year spending activity in the Haynesville portion of the Underlying Properties. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital and geopolitical markets in addition to volatile capital markets.

Over the first three months of 2024, the Sponsor has seen a moderate stabilization of inflationary pressures and operating costs that had been affecting the Underlying Properties, in particular certain of the legacy producing properties in the Permian that require produced water disposal. However, at this time it is unclear if some of the legacy producing properties will be able to realize a return to prior period operating costs and cash flow profile. This continued reduction in legacy properties has been somewhat offset by the new production and revenue from prior period capital expenditures that have now been turned to sales. While the markets remain volatile and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

The Sponsor believes there could be further opportunity in 2024 for prospective divestitures and/or leasing of Underlying Properties, as certain operators of the Underlying Properties look to acquire assets, particularly oil-weighted assets given the current consensus oil price outlook.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Midland	9	1.0%	D&C New Drills	$4,803	8 Producing, Awaiting First Revenues; 1 Drilling In-Process
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$168	In-process/ Continual Program
Large Private E&P 1	Haynesville	6	3.5%	D&C New Drills	$700	6 Drilling In-Process
PE-Backed Private 1	Delaware	4	0.7%	D&C New Drills	-	Pre Drill
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	$680	4 Drilling In-Process
Large Cap E&P 4	Haynesville	5	3.7%	D&C New Drills	$2,782	5 Drilling In-Process

In addition to the updated cumulative capital expenditures reported above and the commencement of a new Delaware project (undertaken by PE-Backed Private 1 in the table above), the Sponsor has informed the Trustee that two wells in the Midland operated by Large Cap E&P 1 and nine wells in the Delaware operated by PE-Backed Private 1 began paying revenues during the first quarter of 2024. Six additional wells in the Midland operated by Large Cap E&P 1 had title work completed, thereby allowing production and revenues to be released for payment during the first quarter of 2024. The other projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during 2024.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Gross profits:
Oil sales	$9,705,534	$9,729,219	0%
Natural gas sales	1,688,181	4,466,787	(62)%
Total	11,393,715	14,196,006	(20)%

Costs:
Direct operating expenses:
Lease operating expenses	6,608,000	5,694,000	16%
Compression, gathering and transportation	599,000	238,000	152%
Production, ad valorem and other taxes	902,000	789,000	14%
Development expenses	3,073,000	2,604,000	18%
Total	11,182,000	9,325,000	20%
Net profits	211,715	4,871,006	(96)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	169,372	3,896,805	(96)%
Plus: Sponsor reserve release for capital expenditures	–	900,000	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(169,372)	(401,205)	(58)%
Distributable income	$–	$4,395,600	(100)%

During the three months ended March 31, 2024, the Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $1.2 million Net Profits Interest shortfall as of March 31, 2024, which will be carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2024.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	115,343	112,271	3%
Natural Gas (Mcf)	711,124	690,533	3%
Combined (Boe)	233,864	227,360	3%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$85.41	$85.07	0%
Differential	$(1.27)	$1.59	(179)%
Oil prices realized ($/Bbl)	$84.14	$86.66	(3)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.59	$8.30	(69)%
Differential	$(0.22)	$(1.83)	(88)%
Natural gas prices realized ($/Mcf)	$2.37	$6.47	(63)%

As reported net profits during the three months ended March 31, 2024 were negative, after giving effect to the cumulative Net Profits Interest shortfall, no distributions were paid to unitholders with respect to these three months; accordingly, the corresponding reported oil and natural gas sales volumes and average prices from the Underlying Properties were excluded from the table above, consistent with prior periods of Net Profits Interest shortfalls as reported by the Trust.

Net profits attributable to the Underlying Properties for the three months ended March 31, 2024 were $0.2 million compared to $4.9 million for the three months ended March 31, 2023. As a result of cumulative net profits shortfall that was carried from 2023 into the first three months of 2024 and the subsequent net profits shortfall that arose in March 2024, the Trust did not make any distributions to Trust unitholders during the first three months of 2024. The $4.7 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales remained consistent with the prior period at $9.7 million.

•	Natural gas sales decreased $2.8 million primarily due to lower realized prices. The 3% increase in gas sales volumes in the 2024 period compared to the 2023 period increased revenues by $0.1 million; however, the 63% decrease in realized gas prices caused revenues to decrease by $2.9 million.

•	Lease operating expenses during the three months ended March 31, 2024 increased $0.9 million compared to the three months ended March 31, 2023. Approximately $1.1 million of the increase was attributable to a settlement between the Sponsor and one of the operators of the Underlying Properties relating to a dispute with respect to certain lease operating expenses from 2018 and 2019 that the operator had mistakenly coded for Enduro instead of COERT. In May 2023, COERT and the operator agreed to settle the dispute at a discounted amount, resulting in an incremental lease operating expense adjustment of approximately $0.4 million per month from June 2023 through December 2023, after which no additional amounts relating to the disputed expenses will be owed to the operator. This increase was partially offset by an approximately $0.2 million decrease in lease operating expenses that were primarily due to the lower well count on the Underlying Properties as a result of the divestiture of certain properties during 2023.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to several prior period adjustments made by one of the large public operators on the Underlying Properties in the Permian Basin.

•	Production, ad valorem and other taxes increased $0.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to the increase in oil and natural gas produced volumes.

•	Development expenses increased $0.5 million in the 2024 period due to drilling and completion costs incurred related to the drilling of multiple new wells in the Permian area.

For the three months ended March 31, 2024, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended March 31, 2023, the Trust withheld $0.4 million and paid $0.4 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of March 31, 2024, the Trustee has withheld $991,386 toward this cash reserve. Due to the cumulative Net Profits Interest shortfall, no amounts were withheld toward this cash reserve during the three months ended March 31, 2024.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of March 31, 2024 and December 31, 2023, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $1,533,284 and $1,394,697, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2024 and December 31, 2023, there was an outstanding advance of $311,412 and $0, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2023 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2023 Annual Report on Form 10-K.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: May 14, 2024

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

