Form 10-Q
period 2024-06-30
Permianville Royalty Trust
filed 2024-08-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,519,676	$1,394,697
Net profits interest in oil and natural gas properties, net	46,816,995	50,233,433
Total assets	$48,336,671	$51,628,130
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$527,076	$–
Total liabilities	527,076	–
Trust corpus (33,000,000 units issued and outstanding)	47,809,595	51,628,130
Total liabilities and Trust corpus	$48,336,671	$51,628,130

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from net profits interest	$–	$2,457,057	$169,372	$7,253,862
Interest and investment income	18,332	12,452	36,635	24,880
General and administrative expenses	(416,976)	(113,434)	(608,104)	(491,972)
Cash reserves used (withheld) for Trust expenses	398,644	(282,025)	402,097	(317,120)
Distributable income	$–	$2,074,050	$–	$6,469,650

Distributable income per unit (33,000,000 units)	$–	$0.062850	$–	$0.196050

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$50,142,008	$59,441,480	$51,628,130	$60,564,545
Cash reserves (used) withheld for Trust expenses	(398,644)	282,025	(402,097)	317,120
Distributable income	–	2,074,050	–	6,469,650
Distributions to unitholders	–	(2,074,050)	–	(6,469,650)
Amortization of net profits interest	(1,933,769)	(1,117,580)	(3,416,438)	(2,275,740)
Trust corpus, end of period	$47,809,595	$58,605,925	$47,809,595	$58,605,925

Distributable income per unit (33,000,000 units)	$–	$0.062850	$–	$0.196050

The accompanying notes are an integral part of these financial statements.

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2024, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

2.            BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

During the three months ended March 31, 2024, the Trust recorded an advance of approximately $169,000 from the Sponsor to pay general and administrative expenses of the Trust; however, these funds were actual net profits that were reflected in the results of operations. The Statement of Distributable Income and Statements of Changes in Trust Corpus for the six months ended June 30, 2024 have been corrected to reflect that the Trust withheld the entire amount of income from net profits interest during the three months ended March 31, 2024 to pay general and administrative expenses, and no distributions were made to Trust unitholders during the period.

3.            NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2024 and December 31, 2023 was $306,110,312 and $302,693,874, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three and six months ended June 30, 2024 or 2023, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2024:
Year to Date – 2024			$0.000000

Six Months Ended June 30, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
March 16, 2023	March 31, 2023	April 14, 2023	0.019350
April 17, 2023	April 28, 2023	May 12, 2023	0.030000
May 15, 2023	May 31, 2023	June 14, 2023	0.013500
Year to Date – 2023			$0.196050

During the six months ended June 30, 2024, the Net Profits Interest generated positive income for several of the months in the period, which reduced the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March and April 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, no net profits were distributed in the first six months of 2024.

6.            TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and six-month periods ended June 30, 2024 and 2023, the Trust paid $50,000 and $100,000, respectively, to the Trustee and $0 and $0, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

In July 2024, revenues exceeded direct operating and development expenses and were sufficient to fully repay the approximately $3.3 million Net Profits Interest shortfall described in Note 5 above and advances to the Trust. As a result, on July 18, 2024, the Trust declared a distribution of $0.0110000 per unit to Trust unitholders of record as of July 31, 2024. The distribution will be paid to Trust unitholders on August 14, 2024.

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

Outlook

Although development expenditures reported for the Underlying Properties increased over 300% for the six-month period ended June 30, 2024 compared to the same period in 2023, the Sponsor indicates that development activity for the remainder of 2024 is expected to decrease materially based on operator-forecasted activity, continued volatility in commodity prices and the overall decline in active rig counts within the Permian and Haynesville regions. As previously disclosed, development expenditures for the six-month period ended June 30, 2024 were elevated in part due to prior period capital expenditures (and associated production) incurred by operators of the Underlying Properties but not yet allocated to COERT and the Trust until pending title work could be completed. The Sponsor expects the estimated activity reduction for the remainder of the year will be driven by a normalization of capital expenditures in the Permian region and a continued decline in activity in the Haynesville area of the Underlying Properties, given multi-year lows in recent natural gas pricing. Although the global economy remains volatile, reflecting, among other factors, the current hostilities between Israel and Hamas amid continued tensions in the Middle East, the ongoing war between Russia and Ukraine and the lingering effects of the COVID-19 pandemic, the Sponsor does not expect that these events will have a material impact on the Underlying Properties or the expected development activity during the remainder of 2024. The West Texas Intermediate spot price of crude oil has modestly improved from $71.89 per barrel on December 31, 2023 to $74.99 per barrel on August 2, 2024. Natural gas prices have declined year-over-year, with the Henry Hub spot price decreasing from $2.58 per MMBtu on December 31, 2023 to $1.89 per MMBtu on August 2, 2024.

Given the significant increase in capital expenditures for the first six months of 2024, the Sponsor has revised its 2024 capital spend outlook from the prior range of $5.0 million to $9.0 million, or $4.0 million to $7.2 million net to the Trust’s Net Profits Interest, as detailed in the Trust’s 2023 Annual Report on Form 10-K, to $18.0 million to $23.0 million, or $14.4 million to $18.4 million net to the Trust’s Net Profits Interest. The significant majority of this increase represents the $12.9 million of capital expenditures incurred in the second quarter ended June 30, 2024 as discussed above. Aside from those prior period capital expenditures, the Sponsor indicates that operators in the Permian Basin continue to guide to flat to modest growth, while Haynesville operators continue to guide to production and activity declines for calendar year 2024. The Sponsor expects the remaining anticipated capital expenditures in 2024 to be primarily focused in the Permian basin, representing activity by large-cap public operators, which compose the majority of the operators of the Underlying Properties. The capital expenditure outlook could change if there is a recovery in natural gas prices, but at current levels the Sponsor has observed a continued decline in year-over-year spending activity in the Haynesville portion of the Underlying Properties. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital and geopolitical markets in addition to volatile capital markets.

Over the first six months of 2024, the Sponsor continued to see a stabilization of inflationary pressures and operating costs that had been affecting the Underlying Properties in prior periods on an aggregate basis, as seen in the slight decline in lease operating expenditures per barrel of oil equivalent for the six months ended June 30, 2024 compared to the same period in 2023. However, some legacy producing properties of the Underlying Properties continue to see operating cost and production issues consistent with late-life oil and gas properties, and currently it is unclear if such legacy producing properties will be able to realize a return to prior period operating costs and cash flow profile. This continued reduction in legacy properties has been somewhat offset by the new production and revenue from prior period capital expenditures that have now been turned to sales. While the markets remain volatile and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Midland	5	10.6%	D&C New Drills	$201	2 Producing, Awaiting First Revenues; 1 Drilling In-Process, 2 Pre Drill
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$169	In-process/ Continual Program
Large Private E&P 1	Haynesville	6	3.5%	D&C New Drills	$1,143	6 Drilling In-Process
PE-Backed Private 1	Delaware	4	0.7%	D&C New Drills	-	4 Drilling In-Process
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	$680	4 Drilling In-Process
Large Cap E&P 4	Delaware	19	3.7%	D&C New Drills	$3,195	19 Pre Drills
Large Cap E&P 4	Haynesville	3	13.6%	D&C New Drills	-	3 Pre Drill

In addition to the updated cumulative capital expenditures reported above and the commencement of a new Delaware project (undertaken by Large Cap E&P 4 in the table above), the Sponsor has informed the Trustee that fifteen wells in the Midland operated by Large Cap E&P 1 began paying revenues in the second quarter, following the completion of previously pending title work. The other projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during 2024.

Lease of Non-producing Property

In February 2024, the Sponsor leased approximately $0.1 million in non-producing, non-cash flowing acreage to two private oil companies, for upfront cash payments in addition to future royalty revenues if the properties eventually turn to sales. These properties remain burdened by the Trust’s Net Profits Interest. The proceeds from this transaction attributable to the Trust’s Net Profits Interest were included in the distribution announcement in April 2024.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
Gross profits:
Oil sales	$15,754,950	$8,639,804	82%
Natural gas sales	2,690,578	2,691,517	0%
Total	18,445,528	11,331,321	63%

Costs:
Direct operating expenses:
Lease operating expenses	8,408,000	5,510,000	53%
Compression, gathering and transportation	898,000	504,000	78%
Production, ad valorem and other taxes	1,273,000	768,000	66%
Development expenses	12,895,000	1,603,000	704%
Total	23,474,000	8,385,000	180%
Gross proceeds from sale of assets	146,400	–	100%
Net profits (shortfall)	(4,882,072)	2,946,321	(266%)
Percentage allocable to Net Profits Interest	80%	80%
Net profits (shortfall) allocable to Net Profits Interest	(3,905,657)	2,357,057	(266%)
Plus: Sponsor reserve release for capital expenditures	–	100,000	(100%)
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	–	(383,007)	(100%)
Plus: Net profits allocable to Net Profits Interest shortfall	3,905,657	–	100%
Distributable income	$–	$2,074,050	(100%)

During the three months ended June 30, 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the second quarter of 2024, although the Net Profits Interest shortfall ultimately was fully recouped following the end of the quarter.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase
	2024	2023	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	205,150	113,267	81%
Natural Gas (Mcf)	1,050,147	636,761	65%
Combined (Boe)	380,175	219,394	73%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$74.99	$80.68	(7)%
Differential	$1.81	$(4.40)	(141)%
Oil prices realized ($/Bbl)	$76.80	$76.28	1%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.85	$5.54	(49)%
Differential	$(0.29)	$(1.31)	(78)%
Natural gas prices realized ($/Mcf)	$2.56	$4.23	(39)%

As reported net profits during the three months ended June 30, 2024 were negative, after giving effect to the cumulative Net Profits Interest shortfall, no distributions were paid to Trust unitholders with respect to these three months; accordingly, the corresponding reported oil and natural gas sales volumes and average prices from the Underlying Properties were excluded from the table above, consistent with prior periods of Net Profits Interest shortfalls as reported by the Trust.

Net profits attributable to the Underlying Properties for the three months ended June 30, 2024 were $(4.9) million compared to $2.9 million for the three months ended June 30, 2023. As a result of cumulative Net Profits Interest shortfall that was carried from March 2024, the Trust did not make any distributions to Trust unitholders during the three months ended June 30, 2024. The $7.8 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales increased $7.1 million due to increased produced volumes, slightly offset by lower realized prices. The 82% increase in produced volumes increased revenues by $7.0 million. This increase was primarily due to the 15 new Permian wells that either turned to sales or completed title work and thereby allowed production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices increased 1% in the 2024 period compared to the 2023 period, which increased revenues by $0.1 million.

•	Natural gas sales remained consistent with the prior period at $2.7 million. The 65% increase in natural gas sales volumes increased revenues by $1.7 million, which was offset by lower realized prices that decreased revenues by $1.7 million.

•	Lease operating expenses during the three months ended June 30, 2024 increased $2.9 million compared to the three months ended June 30, 2023.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to the new wells that came online during the three months ended June 30, 2024.

•	Production, ad valorem and other taxes increased $0.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to the increase in oil and natural gas produced volumes.

•	Development expenses increased $11.2 million in the 2024 period due to drilling and completion costs incurred related to the drilling of multiple new wells in the Permian area.

For the three months ended June 30, 2024, the Trust withheld $0.0 million and paid $0.4 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended June 30, 2023, the Trust withheld $0.4 million and paid $0.1 million for general and administrative expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Gross profits:
Oil sales	$25,460,484	$18,369,023	39%
Natural gas sales	4,378,759	7,158,304	(39)%
Total	29,839,243	25,527,327	17%

Costs:
Direct operating expenses:
Lease operating expenses	15,016,000	11,204,000	34%
Compression, gathering and transportation	1,497,000	742,000	102%
Production, ad valorem and other taxes	2,175,000	1,557,000	40%
Development expenses	15,968,000	4,207,000	280%
Total	34,656,000	17,710,000	96%
Gross proceeds from sale of assets	146,400	–	100%
Net profits (shortfall)	(4,670,357)	7,817,327	(160)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits (shortfall) allocable to Net Profits Interest	(3,736,285)	6,253,862	(160)%
Plus: Sponsor reserve release for capital expenditures	–	1,000,000	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(169,372)	(784,212)	(78)%
Plus: Net profits allocable to Net Profits Interest Shortfall	3,905,657	–	(100)%
Distributable income	$–	$6,469,650

The Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, however, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first six months of 2024, although the Net Profits Interest shortfall ultimately was fully recouped following the end of the period.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase
	2024	2023	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	320,493	225,538	42%
Natural Gas (Mcf)	1,761,271	1,327,294	33%
Combined (Boe)	614,038	446,754	37%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$79.54	$81.53	(2)%
Differential	$(0.10)	$(0.08)	10%
Oil prices realized ($/Bbl)	$79.44	$81.45	(2)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.46	$5.34	(54)%
Differential	$0.03	$0.05	(48)%
Natural gas prices realized ($/Mcf)	$2.49	$5.39	(54)%

As reported net profits during the six months ended June 30, 2024 were negative, after giving effect to the cumulative Net Profits Interest shortfall, no distributions were paid to Trust unitholders with respect to these six months; accordingly, the corresponding reported oil and natural gas sales volumes and average prices from the Underlying Properties were excluded from the table above, consistent with prior periods of Net Profits Interest shortfalls as reported by the Trust.

Net profits attributable to the Underlying Properties for the six months ended June 30, 2024 were $(4.7) million compared to $7.8 million for the six months ended June 30, 2023. As a result of cumulative Net Profits Interest shortfall that was carried from 2023 and the subsequent Net Profits Interest shortfall that arose in 2024, the Trust did not make any distributions to Trust unitholders during the first six months of 2024. The $12.5 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales increased $7.1 million due to increased produced volumes, and slightly offset by lower realized prices. The 42% increase in produced volumes increased revenues by $7.7 million. This increase was primarily due to the 15 new Permian wells that either turned to sales or completed title work and thereby allowed production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices decreased by 2% in the 2024 period compared to the 2023 period, which increased revenues by $0.6 million.

•	Natural gas sales decreased $2.8 million primarily due to lower realized prices. The 33% increase in gas sales volumes in the 2024 period compared to the 2023 period increased revenues by $2.3 million; however, the 54% decrease in realized gas prices caused revenues to decrease by $5.1 million.

•	Lease operating expenses during the six months ended June 30, 2024 increased $3.8 million compared to the six months ended June 30, 2023.

•	Compression, gathering and transportation costs increased $0.8 million, primarily due to the new wells that came online during the six months ended June 30, 2024.

•	Production, ad valorem and other taxes increased $0.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to the increase in oil and natural gas produced volumes.

•	Development expenses increased $11.8 million in the 2024 period due to drilling and completion costs incurred related to the drilling of multiple new wells in the Permian area.

For the six months ended June 30, 2024, the Trust withheld $0.2 million and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the six months ended June 30, 2023, the Trust withheld $0.8 million and paid $0.5 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of June 30, 2024, the Trustee has withheld $991,386 toward this cash reserve. Due to the cumulative Net Profits Interest shortfall, no amounts were withheld toward the cash reserve during the three months ended June 30, 2024.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2024 and December 31, 2023, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $1,519,676 and $1,394,697, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2024 and December 31, 2023, there was an outstanding advance of $527,076 and $0, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2023 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2023 Annual Report on Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: August 14, 2024

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