Form 10-Q
period 2024-09-30
Permianville Royalty Trust
filed 2024-11-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,808,446	$1,394,697
Net profits interest in oil and natural gas properties, net	43,599,948	50,233,433
Total assets	$45,408,394	$51,628,130
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	45,408,394	51,628,130
Total liabilities and Trust corpus	$45,408,394	$51,628,130

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from net profits interest	$2,406,499	$2,605,857	$2,575,871	$9,859,719
Income from sale/lease of assets	–	245,000	–	245,000
Interest and investment income	20,048	16,634	56,683	41,515
General and administrative expenses	(92,701)	(300,261)	(700,805)	(792,234)
Cash reserves withheld for Trust expenses	(815,846)	(92,230)	(413,749)	(409,350)
Distributable income	$1,518,000	$2,475,000	$1,518,000	$8,944,650

Distributable income per unit (33,000,000 units)	$0.046000	$0.075000	$0.046000	$0.271050

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$47,809,595	$58,605,925	$51,628,130	$60,564,545
Cash reserves withheld for Trust expenses	815,846	92,230	413,749	409,350
Distributable income	1,518,000	2,475,000	1,518,000	8,944,650
Distributions to unitholders	(1,518,000)	(2,475,000)	(1,518,000)	(8,944,650)
Amortization of net profits interest	(3,217,047)	(1,600,367)	(6,633,485)	(3,876,107)
Trust corpus, end of period	$45,408,394	$57,097,788	$45,408,394	$57,097,788

Distributable income per unit (33,000,000 units)	$0.046000	$0.075000	$0.046000	$0.271050

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2024, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2024 and December 31, 2023 was $309,327,359 and $302,693,874, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three and nine months ended September 30, 2024 or 2023, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2024:
July 18, 2024	July 31, 2024	August 14, 2024	$0.011000
August 16, 2024	August 30, 2024	September 16, 2024	0.035000
Year to Date – 2024			$0.046000

Nine Months Ended September 30, 2023:
December 16, 2022	December 30, 2022	January 17, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	0.056000
February 17, 2023	February 28, 2023	March 13, 2023	0.019200
March 16, 2023	March 31, 2023	April 14, 2023	0.019350
April 17, 2023	April 28, 2023	May 12, 2023	0.030000
May 15, 2023	May 31, 2023	June 14, 2023	0.013500
June 16, 2023	June 30, 2023	July 14, 2023	0.012500
July 17, 2023	July 31, 2023	August 14, 2023	0.053500
August 18, 2023	August 31, 2023	September 15, 2023	0.009000
Year to Date – 2023			$0.271050

During the first six months of 2024, the Net Profits Interest generated positive income for several of the months in the period, which reduced the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023; however, because direct operating and development expenses exceeded revenues in March and April 2024, the Net Profits Interest shortfall was $3.9 million as of June 30, 2024. During the three months ended September 30, 2024, the Net Profits Interest generated positive income, which eliminated the cumulative outstanding Net Profits Interest shortfall of $3.9 million that existed as of June 30, 2024. In July 2024, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a distribution to the unitholders in August 2024 and September 2024. There was no Net Profits Interest shortfall as of September 30, 2024.

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and nine-month periods ended September 30, 2024 and 2023, the Trust paid $50,000 and $150,000, respectively, to the Trustee and $0 and $0, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On September 16, 2024, the Trust declared a distribution of $0.0140000 per unit to Trust unitholders of record as of September 30, 2024. The distribution was paid to Trust unitholders on October 15, 2024.

On October 18, 2024, the Trust declared a distribution of $0.0150000 per unit to Trust unitholders of record as of October 31, 2024. The distribution will be paid to Trust unitholders on November 15, 2024.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. No assurance can be given that such expectations will prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2023 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K.

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

Outlook

The Sponsor has indicated to the Trustee that development activity on the Underlying Properties remained elevated through the nine-month period ended September 30, 2024, increasing over 150% from the same period in 2023. Some of this increase reflected prior period capital expenditures associated with 15 new Permian wells that came online in the current period, for which production and revenues were attributable to prior periods. While commodity prices remain volatile, the majority of the capital expenditures for the Underlying Properties are associated with large cap, investment grade oil and gas operators who tend to spend through periods of volatility. Accordingly, although active rig counts within the Permian and Haynesville regions declined during the first nine months of 2024, recent indications from operators of the Underlying Properties indicate that capital expenditure activity for the Underlying Properties is expected to be relatively higher than the current industry level activity decline. These indications remain subject to revision from the operators of the Underlying Properties, but in light of the current expectations the Sponsor recently established a cash reserve for approved, future development expenses expected in the near-term.

Although the global economy remains volatile, reflecting, among other factors, the current hostilities between Israel and Iran amid continued tensions in the Middle East, the ongoing war between Russia and Ukraine and the lingering effects of the COVID-19 pandemic, the Sponsor does not expect that these events will have a material impact on the Underlying Properties or the expected development activity during the remainder of 2024, due in part to the previously discussed, investment grade nature of the majority of the operators of the Underlying Properties. The West Texas Intermediate spot price of crude oil has improved from $71.89 per barrel on December 31, 2023 to $69.58 per barrel on October 31, 2024. Natural gas prices have declined year-over-year, with the Henry Hub spot price decreasing from $2.58 per MMBtu on December 31, 2023 to $1.82 per MMBtu on October 31, 2024.

Given the significant increase in capital expenditures for the first nine months of 2024, the Sponsor previously revised its 2024 capital spend outlook from the prior range of $5.0 million to $9.0 million, or $4.0 million to $7.2 million net to the Trust’s Net Profits Interest, as detailed in the Trust’s 2023 Annual Report on Form 10-K, to $18.0 million to $23.0 million, or $14.4 million to $18.4 million net to the Trust’s Net Profits Interest, as detailed in the Form 10-Q for the period ended June 30, 2024. The Sponsor currently expects capital expenditures for the year to be at the higher end of that guidance range. The Sponsor expects the remaining anticipated capital expenditures in 2024 to be focused in both the Permian and Haynesville regions. Despite lower natural gas prices, one of the operators of the Underlying Properties in the Haynesville recently initiated a drilling program that is expected to turn to sales sometime in 2025. Aside from that Haynesville activity, the remaining natural gas directed expenditures are expected to remain more subdued until a further price recovery. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first nine months of 2024, the Sponsor continued to see a stabilization of inflationary pressures and operating costs that had been affecting the Underlying Properties in prior periods on an aggregate basis, as seen in the continued decline in lease operating expenditures per barrel of oil equivalent for the nine months ended September 30, 2024 compared to the same period in 2023. This decline also benefited from the increased production from newer wells that feature lower operating costs than some of the legacy wells on the Underlying Properties. However, some legacy producing properties of the Underlying Properties continue to experience operating cost and production issues consistent with late-life oil and gas properties, and currently it is unclear if some of these legacy producing properties will be able to realize a return to prior period operating costs and cash flow profile. This continued decline in production from legacy properties was offset by new production and revenue generated as a result of prior period capital expenditures that turned to sales during the nine-month period ended September 30, 2024. While the markets remain volatile and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

The Sponsor believes there could be further opportunity in the coming quarters for potential divestitures and/or leasing of some or all of the Underlying Properties, subject to the Trust’s Net Profits Interest, as certain operators of the Underlying Properties look to acquire assets, particularly in the Permian and Haynesville regions.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Midland	5	10.6%	D&C New Drills	$203	2 Producing, Awaiting First Revenues; 1 Drilling In-Process, 2 Pre Drills
Large Cap E&P 2	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$169	In-process/ Continual Program
Large Private E&P 1	Haynesville	6	3.5%	D&C New Drills	$1,487	6 Drilling In-Process
PE-Backed Private 1	Delaware	4	0.7%	D&C New Drills	-	4 Drilling In-Process
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	$680	4 Drilling In-Process
Large Cap E&P 4	Delaware	19	1.0%	D&C New Drills	-	19 Pre Drills
Large Major Cap E&P 1	Haynesville	3	13.6%	D&C New Drills	-	3 Pre Drills

In addition to the updated cumulative capital expenditures reported above, the Sponsor has informed the Trustee that four wells in the Haynesville area operated by Large Cap E&P 4 began paying revenues from first production during the three months ended September 30, 2024. The other projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing by early 2025.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Gross profits:
Oil sales	$14,577,415	$11,501,341	27%
Natural gas sales	2,950,780	2,488,980	19%
Total	17,528,195	13,990,321	25%

Costs:
Direct operating expenses:
Lease operating expenses	5,717,000	6,752,000	(15)%
Compression, gathering and transportation	958,000	606,000	58%
Production, ad valorem and other taxes	1,123,000	974,000	15%
Development expenses	1,840,000	2,401,000	(23)%
Total	9,638,000	10,733,000	(10)%
Gross proceeds from sale of assets	–	306,250	(100)%
Net profits	7,890,195	3,563,571	121%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	6,312,156	2,850,857	121%
Negative Net Profits Carryforward	(3,905,657)	–	100%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(361,423)	(375,857)	(4)%
Less: Repayment of COERT Loan	(527,076)	–	100%
Distributable income	$1,518,000	$2,475,000	(39)%

For the three months ended September 30, 2024, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $3.9 million as of June 30, 2024 and the cumulative outstanding Sponsor advances to the Trust of $0.5 million.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	182,758	146,735	25%
Natural Gas (Mcf)	1,954,972	1,004,612	95%
Combined (Boe)	508,587	314,170	62%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$81.14	$74.81	8%
Differential	$(1.38)	$3.57	(139)%
Oil prices realized ($/Bbl)	$79.76	$78.38	2%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$1.60	$2.52	(36)%
Differential	$(0.09)	$(0.04)	121%
Natural gas prices realized ($/Mcf)	$1.51	$2.48	(39)%

Net profits attributable to the Underlying Properties for the three months ended September 30, 2024 were $7.9 million compared to $3.6 million for the three months ended September 30, 2023. The $4.3 million increase in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales increased $3.1 million compared to the 2023 period, reflecting a $2.8 million increase due to higher produced volumes and a $0.3 million increase due to higher realized prices. Oil sales volumes increased 25% primarily due to the several new Permian wells that either turned to sales or completed title work during the 2024 period and thereby allowed production attributable to prior periods to be released by the respective operators. The average oil price received increased 2% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months.

•	Natural gas sales increased $0.5 million compared to the 2023 period, reflecting a $2.4 million increase due to higher produced volumes, partially offset by a $1.9 million decrease due to lower realized prices. The average natural gas price received decreased 39% primarily due to the decrease in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended September 30, 2024 decreased $0.9 million compared to the three months ended September 30, 2023.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to the new wells that came online during the three months ended September 30, 2024.

•	Production, ad valorem and other taxes increased $0.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to the increase in oil and natural gas produced volumes.

•	Development expenses decreased $0.6 million in the 2024 period due to a decline in drilling and completion costs incurred as compared to the same period in 2023.

For the three months ended September 30, 2024, the Trust withheld $0.4 million and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended September 30, 2023, the Trust withheld $0.4 million and paid $0.3 million for general and administrative expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Gross profits:
Oil sales	$40,037,899	$29,870,364	34%
Natural gas sales	7,329,539	9,647,284	(24)%
Total	47,367,438	39,517,648	20%

Costs:
Direct operating expenses:
Lease operating expenses	20,733,000	17,956,000	15%
Compression, gathering and transportation	2,455,000	1,348,000	82%
Production, ad valorem and other taxes	3,298,000	2,531,000	30%
Development expenses	17,808,000	6,608,000	169%
Total	44,294,000	28,443,000	56%
Gross proceeds from sale of assets	146,400	306,250	(52)%
Net profits	3,219,838	11,380,898	(72)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,575,871	9,104,719	(72)%
Plus: Sponsor reserve release for capital expenditures	–	1,000,000	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(530,795)	(1,160,069)	(54)%
Less: Repayment of COERT Loan	(527,076)	–	(100)%
Distributable income	$1,518,000	$8,944,650	(83)%

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	503,251	372,273	35%
Natural Gas (Mcf)	3,716,243	2,331,906	59%
Combined (Boe)	1,122,625	760,924	48%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$79.46	$79.96	(1)%
Differential	$0.10	$0.28	(65)%
Oil prices realized ($/Bbl)	$79.56	$80.24	(1)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.14	$4.33	(51)%
Differential	$(0.17)	$(0.19)	(13)%
Natural gas prices realized ($/Mcf)	$1.97	$4.14	(52)%

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2024 were $3.2 million compared to $11.4 million for the nine months ended September 30, 2023. The $8.2 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales increased $10.2 million compared to the 2023 period, reflecting a $10.5 million increase in oil sales due to higher produced volumes, partially offset by a $0.3 million decrease in oil sales due to lower realized prices. Oil sales volumes increased 35% primarily due to the several new Permian wells that either turned to sales or completed title work during the 2024 period and thereby allowed production attributable to prior periods to be released by the respective operators. The average oil price received decreased 1% as a result of the corresponding increase in the average NYMEX oil price for the relevant production months.

•	Natural gas sales decreased $2.3 million compared to the 2023 period, reflecting a $5.7 million increase in sales primarily due to a 59% increase in gas sales volumes, offset by an $8.0 million decrease in sales due to a 52% decline in realized gas prices.

•	Lease operating expenses during the nine months ended September 30, 2024 increased $2.8 million compared to the nine months ended September 30, 2023.

•	Compression, gathering and transportation costs increased $1.1 million, primarily due to the new wells that came online during the nine months ended September 30, 2024.

•	Production, ad valorem and other taxes increased $0.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to the increase in oil and natural gas produced volumes.

•	Development expenses increased $11.2 million in the 2024 period due to drilling and completion costs incurred in connection with the drilling of multiple new wells in the Permian area.

For the nine months ended September 30, 2024, the Trust withheld $0.5 million and paid $0.7 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the nine months ended September 30, 2023, the Trust withheld $1.2 million and paid $0.8 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of September 30, 2024, the Trustee has withheld $1,091,386 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of September 30, 2024 and December 31, 2023, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $1,808,446 and $1,394,697, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2024 and December 31, 2023, there were no outstanding advances. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2023 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2023 Annual Report on Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended September 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: November 14, 2024

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

