Form 10-K
period 2024-12-31
Permianville Royalty Trust
filed 2025-03-19
CIK 1520048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (25,636,039 Units of Beneficial Interest) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,320,000.

As of March 19, 2025, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

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

The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases or other public health events or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

In November 2021, the Trustee notified COERT of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding, and in the future intends to withhold, $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2024, this cash reserve totaled $1,241,386.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by each of these purchasers during the periods presented:

	Year Ended December 31,
	2024	2023
Pioneer Natural Resources USA	23%	18%
Phillips 66	18%	23%
Holly Frontier	10%	9%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 19, 2025.

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

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact the Sponsor’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 rule. The USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The 2023 rule is presently in effect in about half of the states while it is enjoined in the other half. In those states where the rule is enjoined, the EPA and the USACE define WOTUS in accordance with an earlier regulatory definition adjusted in light of the Supreme Court’s Sackett II decision. The Sponsor’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12.  An adverse decision in the litigation may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.

In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This may result in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.

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

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against companies. In December 2016, the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources. The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited EPA’s ability to fully assess the potential impacts to drinking water resources. To date, the EPA has taken no further action in response to the December 2016 report. However, in April 2024, the BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, the Sponsor’s and the third-party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions, to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. Similar measures could be considered or implemented in the jurisdictions in which the Underlying Properties are located. However, in May 2015, the Texas legislature enacted a bill preempting local bans on hydraulic fracturing. Meanwhile, in Texas, specific oil and natural gas regulations apply to oil and gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and salt water. In October 2023, the Texas Railroad Commission (“RRC”) announced draft amendments to its water protection rules to, among other things, encourage waste recycling. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency. As an example, the RRC adopted rules in 2014 requiring companies seeking permits for disposal wells to provide seismic activity data in permit applications. The rules also allow the RRC to modify, suspend, or terminate permits if a disposal well is determined to be causing seismic activity. Determinations by the RRC under these rules may adversely affect our operations.

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

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, the EPA adopted a final rule in 2024 that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

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

The 2024 presidential election in the United States may impact the air quality-related requirements that apply to the Sponsor. The Trump Administration may adopt a different approach to many actions taken under the prior presidential administration, including the 2024 revisions to the emissions standards and guidelines for new and existing sources in the oil and gas industry, as well as the 2024 changes to the NAAQS for fine particulate matter. The outcome of the Trump Administration’s evaluation of the prior administration’s regulatory approach is not certain at this time, but President Trump has made it clear that his energy agenda prioritizes an increase in domestic oil and gas production.

The Sponsor may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, The Sponsor currently does not expect that such requirements will have a material adverse effect on its operations.

Climate change. In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources—as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.

The EPA has established GHG standards for oil and gas sources based on the GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in GHG and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The Inflation Reduction Act of 2022 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions, and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

In addition to the federal actions, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives to date have focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. Until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. CEQ issued its rules after being directed to do so by an Executive Order issued in the Carter Administration. After two federal courts held that CEQ did not have authority to issue binding regulations, the Trump Administration revoked the Carter Administration Executive Order and directed CEQ to withdraw the regulations. In their place, agencies are directed to develop procedures that hew to the statutory text over the course of 2025 with the goal of having them finalized in early 2026. In the meantime, agencies will continue to use their own NEPA procedures and may continue to follow the CEQ regulations, using them as guidance. This may result in delays and uncertainty in permitting reviews as agencies adjust to a new NEPA approach.

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), prohibits take of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. The Biden Administration rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and issued a revised rule making changes to the federal consultation process. These changes could make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause the Sponsor to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.

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

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially affect the Trust’s business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Business and Operating Risks

•	Prices of oil and natural gas fluctuate, and lower prices could reduce proceeds to the Trust and cash distributions to Trust unitholders.

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust Units.

•	The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

•	Third-party operators operate all of the wells on the Underlying Properties; therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

•	Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from the Underlying Properties.

•	Shortages of equipment, services and qualified personnel could increase costs of developing and operating the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

•	The amount of cash available for distribution by the Trust depends in part on access to and operation of gathering, transportation and processing facilities.

•	Adverse developments in Texas, Louisiana or New Mexico could adversely impact the results of operations and cash flows of the Underlying Properties and reduce the amount of cash available for distribution to Trust unitholders.

Financial Risks

•	The Trust Units may lose value as a result of title deficiencies with respect to the Underlying Properties.

•	The oil and natural gas reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time.

•	An increase in the differential between the price realized by the Sponsor for oil and natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the net profits payable to the Trust and, therefore, the cash distributions by the Trust and the value of the Trust Units.

•	Higher production and development costs and expenses related to the Underlying Properties and other costs and expenses incurred by the Trust, without concurrent increases in revenue, will reduce the amount of cash available for distribution to Trust unitholders.

•	The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders.

•	The amount of cash available for distribution by the Trust could be reduced by expenses caused by uninsured claims.

•	The Sponsor’s ability to perform its obligations to the Trust could be limited by restrictions under its debt agreements.

•	The bankruptcy of the Sponsor or any of the third-party operators could impede the operation of the wells and the development of the proved undeveloped reserves.

•	In the event of the bankruptcy of the Sponsor, if a court were to hold that the Net Profits Interest was part of the bankruptcy estate, the Trust may be treated as an unsecured creditor with respect to the Net Profits Interest attributable to properties in Louisiana and New Mexico.

Risks Related to the Structure of the Trust

•	The Trust is passive in nature and neither the Trustee nor the Trust unitholders have any ability to influence the Sponsor or control the operations or development of the Underlying Properties.

•	Subject to specified limitations, the Sponsor may transfer all or a portion of the Underlying Properties at any time without Trust unitholder consent.

•	Under certain circumstances, the Trustee must sell the Net Profits Interest and dissolve the Trust prior to the expected termination of the Trust.

•	Conflicts of interest could arise between the Sponsor and its affiliates, on the one hand, and the Trust and the Trust unitholders, on the other hand.

•	The Trust is administered by a Trustee who cannot be replaced except by a majority vote of the Trust unitholders at a special meeting.

•	Trust unitholders have limited ability to enforce provisions of the Conveyance.

•	Financial information of the Trust is not prepared in accordance with GAAP.

•	The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, which could make the Trust Units less attractive to investors.

Risks Related to Ownership of the Trust Units

•	If the Trust cannot meet continued listing requirements, the NYSE may delist the Trust Units.

•	The Sponsor may sell Trust Units in the public or private markets, and such sales may have an adverse impact on the trading price of the Trust Units.

•	The trading price for the Trust Units may not reflect the value of the Net Profits Interest held by the Trust.

•	Courts outside of Delaware may not recognize the limited liability of Trust unitholders.

Legal, Environmental and Regulatory Risks

•	The operations on the Underlying Properties are subject to complex federal, state, local and other laws and regulations, including environmental regulations, that could adversely affect the cost, manner or feasibility of conducting operations on them or expose the operator to significant liabilities.

•	Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that the operators produce while the physical effects of climate change could disrupt their production and cause them to incur significant costs in preparing for or responding to those effects.

•	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Cybersecurity Risks

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the Sponsor’s or the Trustee’s operations.

Tax Risks Related to the Trust Units

•	If the IRS were to determine (and be sustained in that determination) that the Trust is not a “grantor trust” for U.S. federal income tax purposes, the Trust could be subject to more complex and costly tax reporting requirements that could reduce the amount of cash available for distribution to Trust unitholders.

•	Trust unitholders are required to pay taxes on their share of the Trust’s income even if they do not receive any cash distributions from the Trust.

•	A portion of any tax gain on the disposition of the Trust Units could be taxed as ordinary income.

•	The IRS may challenge the Trust’s approach to allocating its items of income, gain, loss and deduction between transferors and transferees of the Trust Units each month based upon the ownership of the Trust Units on the monthly record date, instead of on the basis of the date a particular Trust Unit is transferred.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	the armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•	the actions of OPEC, its members and other oil-producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;

•	the levels of production of oil and natural gas of non-OPEC countries;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	trade barriers and tariffs;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the price and availability of alternative fuels;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

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

The value of the Trust Units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the oil and natural gas reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues from the Underlying Properties could be materially lower than estimates. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2024 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2024 as required by the SEC. The applicable prices for 2024 were $75.48 per Bbl of oil and $2.130 per Mcf of natural gas.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations, such as Russia, have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

Third-party operators operate all of the wells on the Underlying Properties; therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2024, all of the wells on the Underlying Properties were operated by third-party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third-party operator to adequately or efficiently perform operations, a third-party operator’s breach of the applicable operating agreements or a third-party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues and therefore, proceeds payable to the Trust and, ultimately, cash available for distribution to Trust unitholders. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Therefore, the success and timing of drilling and development activities on properties operated by the third-party operators depend on factors that are largely outside of the Sponsor’s control, including:

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

The oil and natural gas reserves attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, because the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production, proceeds to the Trust and cash distributions to Trust unitholders will decrease over time.

The net profits payable to the Trust attributable to the Net Profits Interest are derived from the sale of production of oil and natural gas from the Underlying Properties. The oil and natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves and the quantity of oil and natural gas produced from the Underlying Properties will decline over time.

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

In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. As of December 31, 2024, the cumulative cash reserve balance was $1,241,386. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

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

The Trustee must sell the Net Profits Interest and dissolve the Trust if the holders of at least 75% of the outstanding Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the Net Profits Interest and dissolve the Trust if the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years. The net profits of any such sale will be distributed to the Trust unitholders; however, Trust unitholders may not recover their investment in the Trust Units.

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

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements. The Trust has fallen out of compliance with the Minimum Price Requirement in the past, most recently in 2020, and although the Trust was able to regain compliance within the applicable grace period, the Trust may be unable to maintain compliance in the future and could again become subject to the NYSE delisting procedures. Over the 30-day trading period that ended March 18, 2025, the closing price of the Trust Units on the NYSE ranged from a high of $1.55 on March 12, 2025 to a low of $1.395 on February 13, 2025.

The Sponsor may sell Trust Units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust Units.

As of March 18, 2025, the Sponsor holds an aggregate of 7,363,961 Trust Units. The Sponsor may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. On June 22, 2022, pursuant to the Registration Rights Agreement between the Trust and the Sponsor, the Trust filed a registration statement on Form S-3 registering the offering by the Sponsor of 8,600,000 Trust Units. The registration statement was declared effective on July 7, 2022. Since then, the Sponsor has sold approximately 1.2 million Trust Units under the Registration Statement pursuant to a Rule 10b5-1 trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act.

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

In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources – as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.

The EPA has established GHG standards for oil and gas sources based on its endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

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

In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. In March  2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of the Sponsor or the Trust or both. The SEC’s climate disclosure requirements may change under the Trump Administration. In February 2025, the acting SEC Chair issued a statement that the SEC would not defend the 2024 disclosure rule in court and that the SEC would revisit the 2024 rule. The outcome of the SEC’s review may result in changes to SEC climate-related disclosure requirements, but the outcome of that review is uncertain. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, several federal and local agencies have also adopted, or are considering adopting, regulations that could further restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. See “Item 1 Business — Environmental Matters and Regulation — Hydraulic fracturing.”

Increased regulation and attention given to the hydraulic fracturing process and associated processes could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could require the Sponsor or the third party operators to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from their operations, which could reduce the profits available to the Trust and potentially impair the economic development of the Underlying Properties.

Some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances, including the disclosure of information regarding the substances used in the hydraulic fracturing process. Such federal or state legislation could require the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities who could then make such information publicly available. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings against producers and service providers based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is regulated at the federal level, the Sponsor’s and the third party operators’ fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Further, some local governments have imposed moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities. Similar measures might be considered or implemented in the jurisdictions in which the Underlying Properties are located.

If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in Texas, Louisiana or New Mexico, such legal requirements could make it more difficult or costly for the Sponsor or the third party operators to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. In addition, restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the operators are ultimately able to produce in commercially paying quantities from the Underlying Properties, and could increase the cycle times and costs to receive permits, delay or possibly preclude receipt of permits in certain areas, impact water usage and wastewater disposal and require air emissions, water usage and chemical additives disclosures.

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

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

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

BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.

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

As of December 31, 2024, the Underlying Properties had proved reserves of 10.8 MMBoe with 92% and 97% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. All of the 10.8 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2024, the Sponsor held average working interests of approximately 19% and 15% and average net revenue interests of approximately 16% and 12% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2024. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2024 was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. COERT has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2024 and 2023:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2024
Proved Developed Producing	2,437	5,892	3,419	$76,822	5,595	13,374	7,824	$96,027
Proved Developed Non-Producing	4	7,290	1,219	8,293	6	12,840	2,146	10,367
Proved Undeveloped	298	962	458	6,246	575	1,846	883	3,096
2023
Proved Developed Producing	1,826	4,545	2,584	$62,512	4,239	10,481	5,986	$78,140
Proved Developed Non-Producing	55	3,162	582	6,774	85	4,984	916	8,465
Proved Undeveloped	283	1,648	558	7,370	552	2,924	1,039	4,615

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.

(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2024	2023	2022
Oil (per Bbl)	$75.48	$78.22	$93.67
Natural gas (per Mcf)	$2.13	$2.64	$6.36

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2024, proved undeveloped reserves of the Underlying Properties decreased 0.2 MMBoe primarily due to the decrease in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana, partially offset by the increase in the amount of booked, non-operated Wolfcamp shale wells in the Permian Basin. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2024.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2023	552	2,924	1,039
Development	6	4	7
Revisions and Other	17	(1,082)	(156)
Balance – December 31, 2024	575	1,846	890

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

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

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2024:

	Acres
	Gross	Net
Permian Basin	119,112	33,830
East Texas/North Louisiana	10,424	2,840
Total	129,536	36,670

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2024:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	2,174	219	66	8
East Texas/North Louisiana	—	—	308	47
Total	2,174	219	374	55

(1)	The Sponsor’s total producing wells include 2,548 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	47	1.2	15	0.5	5	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	47	1.2	15	0.5	5	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	6	0.3	—	—	3	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	6	0.3	—	—	3	0.1
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

Major Producing Areas

Substantially all of the Underlying Properties are located in mature oil fields that are characterized by long production histories. Based on the reserve reports, approximately 56% of the future production from the Underlying Properties is expected to be oil and approximately 44% is expected to be natural gas.

Permian Basin Region

The Permian Basin is one of the largest and most prolific oil and natural gas producing basins in the United States. The Underlying Properties in the Permian Basin contain 119,112 gross (33,830 net) acres in Texas and New Mexico.

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2024). The largest field in the Permian Basin region is the Spraberry field, which individually accounts for 21 percent of the Underlying Properties reserves as of December 31, 2024. This unit produces from the Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 2.2 MMBoe as of December 31, 2024. This field is operated by Pioneer Natural Resources, Ovintiv and Franklin Mountain.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 10,424 gross (2,840 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by BP Energy, Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; and the Kingston field, operated by EXCO Resources and Diversified Production, LLC. All proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 2.3 MMBoe and 0.1 MMBoe, respectively, as of December 31, 2024.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2024, 2023 and 2022.

		Year Ended December 31,
		2024	2023	2022
Permian Basin	Oil Sales Volumes (Bbls)	634,618	439,122	495,434
	Natural Gas(1) Sales Volumes (Mcf)	3,324,021	1,700,680	1,980,171
	Total Sales Volumes (Boe)	1,188,621	722,568	825,462
	Oil Average Sales Price per Bbl	$79.20	$78.85	$90.02
	Natural Gas Average Sales Price per Mcf	$1.98	$3.52	$5.12
	Average Lease Operating Expense per Boe	$18.46	$30.44	$25.42
	Proved Reserves (MBoe)	8,510	6,830	10,881

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	384	418	1,132
	Natural Gas(1) Sales Volumes (Mcf)	2,255,872	1,081,888	1,377,062
	Total Sales Volumes (Boe)	376,363	180,733	230,643
	Oil Average Sales Price per Bbl	$69.91	$71.23	$61.47
	Natural Gas Average Sales Price per Mcf	$2.11	$4.22	$5.33
	Average Lease Operating Expense per Boe	$4.05	$8.61	$8.18
	Proved Reserves (MBoe)	2,343	1,112	827

Total	Oil Sales Volumes (Bbls)	635,002	439,540	496,566
	Natural Gas(1) Sales Volumes (Mcf)	5,579,893	2,782,568	3,357,233
	Total Sales Volumes (Boe)	1,564,984	903,302	1,056,105
	Oil Average Sales Price per Bbl	$79.20	$78.84	$89.96
	Natural Gas Average Sales Price per Mcf	$2.03	$3.79	$5.21
	Average Lease Operating Expense per Boe	$15.00	$26.07	$21.66
	Proved Reserves (MBoe)	10,853	7,941	11,708

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2024, there were 33,000,000 Trust Units outstanding. On March 19, 2025, there were five unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2024.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2024.

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

2024 Recap and 2025 Outlook

The average NYMEX oil and natural gas prices experienced continued volatility in 2024, with average oil prices relatively unchanged year-over-year but seeing lower highs than the prior year. The average NYMEX oil price declined from $77.61 per Bbl in calendar year 2023 to $75.79 per Bbl in calendar year 2024, a decline of 2%. Meanwhile, the price range varied from high of $86.91 per Bbl in April 2024 to a low of $65.75 per Bbl in September 2024. The second half of 2024 saw more muted prices as the U.S. general election approached and macroeconomic concerns remained. Natural gas prices faced continued volatility as well, but ended the year higher compared to crude oil’s lower trajectory over the same period. The average NYMEX natural gas price declined from $2.66 per MMBtu in calendar year 2023 to $2.41 per MMBtu in calendar year 2024, a decline of 10%. Prices for natural gas saw some of the lowest levels ever on an inflation-adjusted basis in 2024, ranging from a low of $1.56 per MMBtu in March 2024 to a high of $3.95 per MMBtu in late December 2024, near the high for the year and among the highest levels since December 2022. Although average commodity prices declined for the year amid continued volatility, recorded third-party operator drilling activity on the Underlying Properties increased materially, which contributed to a 202% increase in development expenses for the production months of 2024 compared to 2023. The increase in activity despite lower average prices s due in part to the nature of the operators of the Underlying Properties, with a substantial majority of the capital expenditures being directed by large, public operators, most of which are investment grade rated with longer-term capital planning cycles.

COERT believes that the outlook for the oil and gas industry remains mixed, with oil prices having ended 2024 at the low end of the $65-90 per Bbl range experienced since August 2022 and with geopolitical and tariff concerns weighing further on the outlook for global demand. However, the price of natural gas, which is more regional given historical export constraints, rallied at the end of 2024 given a colder winter compared to recent years and an expected expanding U.S. LNG export capacity in the coming years. In addition, mergers and acquisitions have continued to change the makeup of the companies deploying capital in the sector over the last several years. As larger public companies continue to acquire smaller public companies and private operators, COERT believes that these larger companies are likely to react differently to commodity price volatility than smaller operators have in historical cycles, as evidenced by the material increase in capital expenditures on the Underlying Properties in 2024 despite lower year-over-year average prices. Nevertheless, the capital spending activity or operating performance for the Underlying Properties under new third-party operatorship in the future may not be consistent with such activity or performance experienced under previous third-party operators in prior years. Although the estimated 2025 capital spending budgets for operators of the Underlying Properties are still to be determined, COERT has advised the Trustee that early indications suggest 2025 will see lower total spending than the elevated levels of 2024.

Given forward commodity prices, changing ownership between some of the operators of the Underlying Properties as well as an uncertain macroeconomic outlook, planned capital expenditures during 2025 remain somewhat uncertain. Based on currently available information, COERT anticipates 2025 capital expenditures on the Underlying Properties to range from $7.0 million to $13.0 million, or $5.6 million to $10.4 million net to the Trust’s 80% Net Profits Interest. This would represent a decrease from 2024 levels, partly due to lower projected oil prices, somewhat offset by possibly sustained activity levels in the Haynesville area of the Underlying Properties given higher relative natural gas prices. COERT indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

In addition to continued capital expenditure participation, COERT believes there could be further opportunity in 2025 for prospective divestitures of some or all of the Underlying Properties, as operators of some of the Underlying Properties look to consolidate non-operated interests and acreage given recent merger and acquisition activity in the industry.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Conventional Permian	N/A (Field)	0.8%	New Drills / Workovers	$446	In-process/ Continual Program
Large Private E&P 1	Haynesville	6	3.5%	D&C New Drills	$2,415	6 Producing Awaiting Revenues
PE-Backed Private 1	Delaware	4	0.7%	D&C New Drills	-	4 Drilling In-Process
Large Cap E&P 2	Midland	4	3.4%	D&C New Drills	$683	4 Drilling In-Process
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	-	19 Pre Drills
Large Major Cap E&P 1	Haynesville	3	13.6%	D&C New Drills	$3,032	3 Drilling In-Process

The Sponsor expects that a majority of the projects above that are still in process or awaiting first revenues will be completed and will begin producing during 2025.

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

On September 20, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.069670 per Trust Unit, payable on October 13, 2023 to Trust unitholders of record on October 2, 2023, reflecting 50% of the Trust’s share of the net proceeds, after accounting for the Indemnification Escrow Amount. The remaining 50% of the Trust’s share of the net proceeds was temporarily retained by the Sponsor as a source of payment of the Trust’s proportionate share of any post-closing purchase price adjustments, with any amount remaining (less any amounts in dispute) after such adjustments to be paid to the Trust within five business days after finalization of the settlement statement and included in a distribution to Trust unitholders. On November 6, 2023, the Trust announced a special cash distribution to Trust unitholders of $0.077250 per Trust Unit, payable on November 22, 2023 to Trust unitholders of record on November 16, 2023, reflecting the remaining 50% of the Trust’s share of the net proceeds (net of the Indemnification Escrow Amount). On March 17, 2025, the Trust announced a special cash distribution to Trust unitholders of $0.008548 per Trust Unit, payable on April 14, 2025 to Trust unitholders of record on March 31, 2025, reflecting the release of the Indemnification Escrow Amount, together with interest, for a total of $282,072.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2024 and 2023.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2024:
February	115,343	711,124	$83.99	$2.38
August	346,439	2,610,841	$77.10	$2.18
September	41,469	394,278	$79.53	$1.39
October	38,579	374,304	$77.69	$1.69
November	52,287	1,105,204	$79.43	$2.44
December	40,886	384,143	$75.88	$1.78
Total—2024(1)	635,003	5,579,894	$78.94	$1.98
2023:
January	37,419	250,486	$94.66	$7.20
February	36,796	222,785	$85.39	$6.89
March	38,056	217,262	$80.01	$5.19
April	34,720	204,419	$78.48	$4.23
May	38,896	191,223	$75.01	$4.71
June	39,651	241,119	$75.60	$3.84
July	38,120	195,616	$71.94	$2.85
August	64,721	604,148	$86.52	$2.75
September	43,894	204,848	$71.99	$1.32
October	33,806	227,756	$69.15	$2.01
November	33,461	222,906	$73.07	$2.02
Total—2023(2)	439,540	2,782,568	$78.84	$3.79

(1)	The table for the year ended December 31, 2024 does not separately display sales volumes for January, March, April and July because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative.

(2)	The year ended December 31, 2023 does not include sales volumes for December as the Trust did not make a distribution in that month, as the Net Profits Interest calculation for the corresponding production period was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2024 and 2023 were determined as shown in the following table:

	Year Ended December 31,
	2024	2023
Gross profits:
Oil sales	$50,291,248	$34,653,097
Natural gas sales	11,341,855	10,555,426
Total	61,633,103	45,208,523
Costs:
Direct operating expenses:
Lease operating expenses	26,801,000	22,136,000
Compression, gathering and transportation	3,773,000	1,696,000
Production, ad valorem and other taxes	4,140,000	2,963,000
Development expenses	20,345,000	6,729,000
Total	55,059,000	33,524,000
Gross proceeds from sale/lease of undeveloped acreage	146,400	306,250
Net profits attributable to Underlying Properties	$6,720,503	$11,990,773
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$5,376,403	$9,592,619
Capex Reserve – Release (Holdback) for anticipated 2023-2024 capital expenditures	(1,000,000)	1,000,000
Less: COERT Loan Repayment	(527,076)	—
Less: Trust general and administrative expenses and cash withheld for expenses	(1,027,825)	(1,327,790)
Distributable income generated by properties prior to divestiture	$2,821,500	$9,264,829
Income from sale of Net Profits Interest	—	4,848,281
Distributable income	$2,821,500	$14,113,110

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

In 2024, net profits from the Underlying Properties were positive, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million and the cumulative outstanding Sponsor advances to the Trust of $0.5 million.  Since the Net Profits Interest shortfall was eliminated in 2024, revenues and the associated direct operating and development expenses for the last month of 2023 are included in the calculation of distributable income detailed in the table above for the year ended December 31, 2024 and the related sales volumes are reflected in the table below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Underlying Properties Sales Volumes:
Oil (Bbls)	635,003	439,540
Natural Gas (Mcf)	5,579,894	2,782,568
Combined (Boe)	1,564,985	903,301

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$78.04	$76.83
Differential	$1.16	$2.01
Oil prices realized ($/Bbl)	$79.20	$78.84

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$2.28	$2.26
Differential	$(0.25)	$1.53
Natural gas prices realized ($/Mcf)	$2.03	$3.79

Years Ended December 31, 2024 and 2023

Net profits attributable to the Underlying Properties for the year ended December 31, 2024 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from August 2023 through August 2024;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from July 2023 through July 2024; and

•	direct operating and development expenses related to expenses and capital incurred primarily from September 2023 to September 2024.

Net profits attributable to the Underlying Properties for the year ended December 31, 2024 were $6.7 million compared to $12.0 million for the year ended December 31, 2023. As discussed in “—Computation of Income from Net Profits Interest Received by the Trust” above, no distribution was made to Trust unitholders in December 2023 due to the Net Profits Interest shortfall. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses attributable to the corresponding production period were excluded from the calculation of distributable income for the year ended December 31, 2023 and instead were included in the Trust’s results for the year ended December 31, 2024, once the shortfall was recouped. Therefore, several variances between the periods are due to the inclusion of thirteen months of results in the year ended December 31, 2024 compared to eleven months in the year ended December 31, 2023. The $5.3 million decrease in net profits attributable to the Underlying Properties from the 2023 period to the 2024 period was primarily due to the following items:

•	Oil sales increased $15.6 million, primarily due to an increase in produced volumes, which increased revenues by $15.4 million. This increase was primarily due to the several new Permian wells that either turned to sales or completed title work and thereby allowed production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices increased by less than 1% in the 2024 period compared to the 2023 period, which increased revenues by $0.2 million.

•	Natural gas sales increased $0.8 million due to higher produced sales volumes, which increased natural gas sales by $10.6 million. The 46% decrease in realized prices resulted in a $9.6 million decrease in natural gas sales for the year ended December 31, 2024 compared to 2023.

•	Lease operating expenses during the year ended December 31, 2024 were $26.8 million compared to $22.1 million during the year ended December 31, 2023, an increase of $4.7 million. Approximately $1.4 million of the 2023 expenses and approximately $1.4 million of the 2024 expenses were attributable to a settlement between COERT and one of the operators of the Underlying Properties relating to a dispute with respect to certain lease operating expenses from 2018 and 2019 that the operator had mistakenly coded for Enduro instead of COERT. In May 2023, COERT and the operator agreed to settle the dispute at a discounted amount, resulting in an incremental lease operating expense adjustment of approximately $0.4 million per month from June 2023 through December 2023, after which no additional amounts relating to the disputed expenses will be owed to the operator. The remaining increase in lease operating expenses in 2024 was primarily due to several new drilled wells that came online during the year.

•	Compression, gathering and transportation expenses increased from $1.7 million in 2023 to $3.8 million in 2024 due to higher sales volumes and the inclusion of thirteen months of expenses in the year ended December 31, 2024.

•	Production, ad valorem and other taxes increased $1.2 million in 2024 compared to 2023, primarily due to the increased produced volumes.

•	Development expenses increased $13.6 million due to several drilling and completion costs for drilling multiple new wells in the Permian and Haynesville areas during 2024.

During the year ended December 31, 2023, COERT fully released the total cash reserve of $1.0 million that it had previously established for approved, future development expenses. During the year ended December 31, 2024, the Sponsor withheld from the net profits otherwise payable to the Trust a net aggregate total of $1.0 million for the establishment of a cash reserve for approved, future development expenses. This reserve was intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent would be released as an incremental cash distribution in a future period. This cash reserve for future development was fully released to the Trust in early 2025.

The Trust withheld $1.6 million and paid $1.0 million for general and administrative expenses during the year ended December 31, 2024. Expenses paid during the period primarily consisted of fees for the preparation of 2023 tax information for Trust unitholders, preparation of the Trust’s 2023 reserve report and Annual Report on Form 10-K, 2023 financial statement audit fees, preparation of the Trust’s 2024 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2023, the Trust withheld $1.3 million and paid $0.9 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified COERT of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2024, this cash reserve totaled $1,241,386.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2024 and 2023, the Trust held cash reserves of $2,193,787 and $1,394,697, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

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

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2024 or 2023, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2024 or 2023. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 3. Net Profits Interest in Oil and Gas Properties” of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2024 and 2023, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis of Accounting

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

March 19, 2025

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$2,193,787	$1,394,697
Net profits interest in oil and natural gas properties, net	41,892,402	50,233,433
Total assets	$44,086,189	$51,628,130
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$150,000	-
Total liabilities	150,000	-
Trust corpus (33,000,000 units issued and outstanding)	43,936,189	51,628,130
Total liabilities and Trust corpus	$44,086,189	$51,628,130

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2024	2023
Income from net profits interest	$4,259,281	$10,347,619
Income from sale/lease of assets	117,120	245,000
Income from sale of producing properties	-	4,848,281
Interest and investment income	80,032	63,142
General and administrative expenses	(985,843)	(919,148)
Cash reserves withheld for Trust expenses	(649,090)	(471,784)
Distributable income	$2,821,500	$14,113,110
Distributable income per unit (33,000,000 units)	$0.085500	$0.427670

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2024	2023
Trust corpus, beginning of period	$51,628,130	$60,564,545
Sale of net profits interest of producing properties	-	(4,163,851)
Cash reserves (used) withheld for Trust expenses	649,090	471,784
Distributable income	2,821,500	14,113,110
Distributions to unitholders	(2,821,500)	(14,113,110)
Amortization of net profits interest	(8,341,031)	(5,244,348)
Trust corpus, end of period	$43,936,189	$51,628,130

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	TRUST ORGANIZATION AND PROVISIONS

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

On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, the Sponsor assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2024, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust has no directors, officers or employees. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A., as Trustee. The duties of the Trustee are defined by the Trust Agreement. The Trustee does not make operating or business decisions affecting the assets of the Trust, and the Trustee’s functions under the Trust Agreement are ministerial in nature. The Trust Agreement provides, among other provisions, that:

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2024 or 2023, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust Corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2024 and 2023 was $311,034,905 and $302,693,874, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2024 or 2023, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

See “Note 7. Subsequent Event” for information regarding the release of the Indemnification Escrow Amount and its inclusion in a special distribution to Trust unitholders.

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

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2024:
July 18, 2024	July 31, 2024	August 14, 2024	$0.011000
August 16, 2024	August 30, 2024	September 16, 2024	$0.035000
September 16, 2024	September 30, 2024	October 15, 2024	$0.014000
October 18, 2024	October 31, 2024	November 15, 2024	$0.015000
November 18, 2024	November 29, 2024	December 13, 2024	$0.010500
Total—2024			$0.085500
2023:
December 16, 2022	December 30, 2022	January 14, 2023	$0.058000
January 18, 2023	January 31, 2023	February 14, 2023	$0.056000
February 17, 2023	February 28, 2023	March 13, 2023	$0.019200
March 16, 2023	March 31, 2023	April 14, 2023	$0.019350
April 17, 2023	April 28, 2023	May 12, 2023	$0.030000
May 15, 2023	May 31, 2023	June 14, 2023	$0.013500
June 16, 2023	June 30, 2023	July 14, 2023	$0.012500
July 17, 2023	July 31, 2023	August 14, 2023	$0.053500
August 18, 2023	August 31, 2023	September 15, 2023	$0.009000
September 18, 2023	September 29, 2023	October 13, 2023	$0.003700
September 20, 2023 – Special Distribution	October 02, 2023	October 13, 2023	$0.069670
October 16, 2023	October 31, 2023	November 13, 2023	$0.006000
November 06, 2023 – Special Distribution	November 16, 2023	November 22, 2023	$0.077250
Total—2023			$0.427670

6.	TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During the years ended December 31, 2024 and 2023, the Trust paid $200,000 and $200,000, respectively, to the Trustee and $0 and $2,010, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1,200,000 letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures on December 31, 2025. The letter of credit to the Trustee is unfunded as of December 31, 2024.

Advances from COERT. From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2024 and 2023, advances to the Trust were $150,000 and $0, respectively.

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

On June 22, 2022, pursuant to the Registration Rights Agreement, the Trust filed a registration statement on Form S-3 registering the offering by COERT of up to 8,600,000 Trust Units. The registration statement was declared effective on July 7, 2022.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

7.	SUBSEQUENT EVENT

On March 17, 2025, the Trust announced a special cash distribution to Trust unitholders of $0.008548 per Trust Unit, payable on April 14, 2025 to Trust unitholders of record on March 31, 2025, reflecting the release of the Indemnification Escrow Amount withheld in connection with the sale of the 2023 Divestiture Properties discussed in Note 3 above, together with interest, for a total of $282,072.

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

	2024	2023
Oil (per Bbl)	$75.48	$78.22
Natural gas (per MMBTU)	$2.13	$2.64

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

As of December 31, 2024 and 2023, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2023	3,976	8,493	5,392
Extensions and discoveries	386	6,584	1,483
Revisions of previous estimates	(1,234)	(2,815)	(1,703)
Divestiture of Reserves	(525)	(126)	(546)
Income from Net Profits Interest	(440)	(2,782)	(904)
Balance—December 31, 2023	2,163	9,354	3,722
Extensions and discoveries	353	9,295	1,902
Revisions of previous estimates	858	1,075	1,037
Income from Net Profits Interest	(635)	(5,580)	(1,565)
Balance—December 31, 2024	2,739	14,144	5,096
Proved developed reserves:
December 31, 2023	1,880	7,706	3,164
December 31, 2024	2,441	13,182	4,638
Proved undeveloped reserves:
December 31, 2023	283	1,648	558
December 31, 2024	298	962	458

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of previous estimates. During the year ended December 31, 2024, revisions of previous estimates increased oil reserves by 40%.The NYMEX average oil price of $75.48 per Bbl used to determine reserves as of December 31, 2024 was 4% lower than the $78.22 per Bbl average NYMEX oil price as of December 31, 2023.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2024	2023

	(in thousands)
Future cash inflows	$197,669	$165,087
Future production taxes	(15,945)	(13,316)
Future net cash flows	$181,724	$151,771
10% annual discount for estimated timing of cash flows	(90,362)	(75,115)
Standardized measure of discounted future net cash flows	$91,362	$76,656

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Extensions, discoveries, and other additions	$13,869	$12,709
Accretion of discount	7,666	16,316
Revisions of previous estimates and other	(2,569)	(97,416)
Divestiture of reserves	–	(7,765)
Income from Net Profits Interest	(4,259)	(10,348)
Change in present value of future net revenues	14,706	(86,504)
Balance, beginning of period	76,656	163,160
Balance, end of year	$91,362	$76,656

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2024, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Insider Trading Policy

Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation, the parent corporation of The Bank of New York Mellon Trust Company, N.A.

Item 11.	Executive Compensation.

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During the years ended December 31, 2024 and 2023, the Trustee received $200,000, respectively, in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust Units as of March 19, 2025 except as set forth below. The following information has been obtained from public filings with the SEC.

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

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Weaver and Tidwell, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2024. During the years ended December 31, 2024 and 2023, Weaver and Tidwell, LLP served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees paid by the Trust for the years ended December 31, 2024 and 2023 by Weaver and Tidwell, LLP:

	2024	2023
Audit fees(1)	$108,215	$71,535
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$108,215	$71,535

(1)	Fees billed for professional services rendered for the audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger of Enduro Royalty Trust and Enduro Texas LLC, dated as of November 3, 2011 by and between the Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.1*	Certificate of Trust of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on May 16, 2011 (Registration No. 333-174225))

3.2*	Certificate of Amendment to Certificate of Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 5, 2018 (File No. 1-35333))

3.3*	Amended and Restated Trust Agreement of Enduro Royalty Trust, dated as of November 3, 2011, among Enduro Resource Partners LLC, The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Wilmington Trust Company, as Delaware Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

3.4*	First Amendment to Amended and Restated Trust Agreement, dated September 6, 2017 but effective as of August 30, 2017, among Enduro Resource Partners LLC, Wilmington Trust Company, as Delaware Trustee, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

3.5*	Second Amendment to Amended and Restated Trust Agreement of Enduro Royalty Trust, dated September 14, 2018, among COERT Holdings 1 LLC, Wilmington Trust Company, as Delaware trustee, and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on September 14, 2018 (File No. 1-35333))

4.1*	Registration Rights Agreement, dated as of November 8, 2011, by and between Enduro Resource Partners LLC and Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

4.2*	Amendment No. 1 to Registration Rights Agreement, dated as of November 8, 2012, by and between Enduro Resource Partners LLC and Permianville Royalty Trust. (Incorporated herein by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (File no. 1-35333))

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-35333))

10.1*	Conveyance of Net Profits Interest, dated November 8, 2011, by and between Enduro Operating LLC and Enduro Texas LLC. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.2*	Supplement to Conveyance of Net Profits Interest, dated November 8, 2011, from Enduro Operating LLC, Enduro Texas LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on November 8, 2011 (File No. 1-35333))

10.3*	First Amendment to Conveyance of Net Profits Interest, dated September 6, 2017, among Enduro Operating LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

10.4*	Partial Release, Reconveyance and Termination Agreement, dated September 6, 2017, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee of Enduro Royalty Trust, and Enduro Operating LLC. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on September 12, 2017 (File No. 1-35333))

23.1	Consent of Cawley, Gillespie & Associates, Inc.

23.2	Consent of Weaver and Tidwell, L.L.P.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Permianville Royalty Trust Clawback Policy (Incorporated herein by reference to Exhibit 97.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-35333))

99.1	Report of Cawley, Gillespie & Associates, Inc.

*	Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2025	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
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