Form 10-Q
period 2025-03-31
Permianville Royalty Trust
filed 2025-05-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,216,799	$2,193,787
Net profits interest in oil and natural gas properties, net	40,691,445	41,892,402
Total assets	$42,908,244	$44,086,189
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$398,568	$150,000
Total liabilities	398,568	150,000
Trust corpus (33,000,000 units issued and outstanding)	42,509,676	43,936,189
Total liabilities and Trust corpus	$42,908,244	$44,086,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2025	2024
Interest and investment income	23,000	18,304
General and administrative expenses	(248,557)	(191,128)
Cash reserves used for Trust expenses	225,557	172,824
Distributable income	$–	$–

Distributable income per unit (33,000,000 units)	$–	$–

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$43,936,189	$51,628,130
Cash reserves withheld for Trust expenses	(225,557)	(172,824)
Amortization of net profits interest	(1,200,956)	(1,482,670)
Trust corpus, end of period	$42,509,676	$49,972,636

Distributable income per unit (33,000,000 units)	$–	$–

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2025, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

The Net Profits Interest is passive in nature and neither the Trust nor the Trustee has any management control over or responsibility for costs relating to the operation of the Underlying Properties. The Trust Agreement provides, among other provisions, that:

•	the Trust’s business activities are limited to owning the Net Profits Interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the Conveyance of Net Profits Interest, dated effective as of July 1, 2011 (as supplemented and amended to date, the “Conveyance”). As a result, the Trust is not permitted to acquire other oil and natural gas properties or net profits interests or otherwise to engage in activities beyond those necessary for the conservation and protection of the Net Profits Interest;

•	the Trust may dispose of all or any material part of the assets of the Trust (including the sale of the Net Profits Interest) if approved by at least 75% of the outstanding Trust Units;

•	the Sponsor may sell a divided or undivided portion of its interests in the Underlying Properties, free from and unburdened by the Net Profits Interest, if approved by at least 50% of the outstanding Trust Units at a meeting of Trust unitholders;

•	the Trustee will make monthly cash distributions to unitholders (Note 5);

•	the Trustee may create a cash reserve to pay for future liabilities of the Trust;

•	the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed its cash on hand and available reserves. No further distributions will be made to Trust unitholders until such amounts borrowed are repaid; and

•	the Trust is not subject to any pre-set termination provisions based on a maximum volume of oil or natural gas to be produced or the passage of time; however, the Trust will dissolve upon the earliest to occur of the following:

•	the Trust, upon approval of the holders of at least 75% of the outstanding Trust Units, sells the Net Profits Interest;

•	the annual cash proceeds received by the Trust attributable to the Net Profits Interest are less than $2 million for each of any two consecutive years;

•	the holders of at least 75% of the outstanding Trust Units vote in favor of dissolution; or

•	the Trust is judicially dissolved.

2.       BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

3.       NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2025 and December 31, 2024 was $312,235,862 and $311,034,905, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2025, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Trust did not make any regular monthly distributions to Trust unitholders during the three months ended March 31, 2025 or 2024 due to the existence of a Net Profits Interest shortfall during each period.

During the three months ended March 31, 2025, direct operating and development expenses exceeded cash receipts, leading to a shortfall of approximately $1.4 million as of March 31, 2025, which will be carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2025.

During the three months ended March 31, 2024, the Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, however, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $1.2 million Net Profits Interest shortfall as of March 31, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2024.

On March 17, 2025, the Trustee declared a special cash distribution of $0.008548 per Trust Unit, payable on April 14, 2025 to Trust unitholders of record on March 31, 2025. The special cash distribution reflected the release of the $250,000 withheld from the net proceeds allocable to the Trust from the August 2023 sale by the Sponsor of certain oil and gas properties in the Permian Basin, which amount was intended to cover possible indemnification obligations arising during the indemnification period following the closing of the sale. Together with interest, the amount distributed equated to $282,072.

6.       TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three-month periods ended March 31, 2025 and 2024, the Trust paid $50,000 to the Trustee and $2,010 and $0, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2024 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K.

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

Outlook

The Sponsor has indicated to the Trustee that development activity on the Underlying Properties remained elevated through the first three months of 2025, increasing over 130% from the same period in 2024. Most of the increase reflected continued capital expenditures by a super major oil conglomerate associated with Haynesville wells that are expected to come online in the coming months. Otherwise, the remaining capital expenditure outlook for the operators of the Underlying Properties remains highly uncertain given current macroeconomic conditions. Nevertheless, although commodity prices remain volatile, the majority of the capital expenditures for the Underlying Properties are associated with large cap, investment-grade oil and gas operators that tend to spend through periods of volatility. Directionally, the Sponsor expects oil-directed capital expenditures in the Permian basin to decline and gas-directed capital expenditures in the Haynesville to remain stable or perhaps even slightly increase, consistent with the first quarter of 2025. These indications remain subject to revision from the operators of the Underlying Properties; however, in light of the current expectations, the Sponsor continues to maintain its previously established cash reserve for approved, future development expenses expected in the near-term.

The Sponsor believes that the outlook for the oil and gas industry has become increasingly complicated since the start of 2025, especially with the development of trade disputes and indications that OPEC may increase oil production. Oil prices have ranged from just over $80 per Bbl to as low as $57 per Bbl between December 2024 and May 2025, with several public oil and gas companies indicating that the volatility has affected their budget planning for the remainder of 2025. Natural gas prices have experienced similar volatility, ranging from a low of $2.93 per MMBtu to a high of $4.49 per MMBtu over the same period, as previous forecasts of increasing demand for U.S. liquified natural gas exports have been called into question given the uncertain global trade environment. Meanwhile, mergers and acquisitions continue to change the makeup of companies in the sector, including one of the operators on the Underlying Properties. The Sponsor believes that consolidation within the oil and gas sector could lead to lower operating costs given economies of scale, but could also lead to more binary swings in capital spending, as more assets and capital budgets are set by fewer operators than in years past.

Despite this volatility, given the significant increase in capital expenditures during the first three months of 2025, the Sponsor is revising its 2025 capital spending outlook from the prior range of $7.0 million to $13.0 million, or $5.6 million to $10.4 million net to the Trust’s Net Profits Interest, as detailed in the Trust’s 2024 Annual Report on Form 10-K, to $10.0 million to $15.0 million, or $8.0 million to $12.0 million net to the Trust’s Net Profits Interest. The Sponsor expects the remaining anticipated capital expenditures in 2025 to be focused in the Haynesville area, given relatively strong natural gas prices and ongoing capital expenditure projects in that region which began during 2024. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first three months of 2025, the Sponsor continued to see a stabilization of inflationary pressures and operating costs that had been affecting the Underlying Properties in prior periods on an aggregate basis, as seen in the continued decline in lease operating expenditures per barrel of oil equivalent for the three months ended March 31, 2025 compared to the same period in 2024. The Sponsor indicates that this decline also benefited from the increased production from newer wells that feature lower operating costs than some of the legacy wells on the Underlying Properties. Nevertheless, the Sponsor indicates that some legacy producing properties of the Underlying Properties continue to experience operating cost and production issues consistent with late-life oil and gas properties, and currently it is unclear if some of these properties will be able to realize a return to prior period operating costs and cash flow profile. While the markets remain volatile and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 3	Midland	4	3.4%	D&C New Drills	$683	4 Drilling In-Process
Large Cap E&P 4	Delaware	19	1.0%	D&C New Drills	-	19 Pre Drills
Large Major Cap E&P 1	Haynesville	3	13.6%	D&C New Drills	$4,295	3 Drilling In-Process

The projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during 2025.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Gross profits:
Oil sales	$8,530,705	$9,705,534	(12)%
Natural gas sales	2,041,676	1,688,181	21%
Total	10,572,381	11,393,715	(7)%

Costs:
Direct operating expenses:
Lease operating expenses	4,729,000	6,608,000	(28)%
Compression, gathering and transportation	1,002,000	599,000	67%
Production, ad valorem and other taxes	708,000	902,000	(22)%
Development expenses	7,157,000	3,073,000	133%
Total	13,596,000	11,182,000	22%
Net (loss) profits	(3,023,619)	211,715	(1,528)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	(2,418,895)	169,372	(1,528)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	–	(169,372)	(100)%
Distributable income	$–	$–	–

During the three months ended March 31, 2025, direct operating and development expenses exceeded cash receipts, leading to a shortfall of approximately $1.4 million as of March 31, 2025, which will be carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2025.

During the three months ended March 31, 2024, the Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $1.2 million Net Profits Interest shortfall as of March 31, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2024.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	114,380	115,343	(1)%
Natural Gas (Mcf)	1,180,460	711,124	66%
Combined (Boe)	311,123	233,864	33%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$70.16	$85.41	(18)%
Differential	$4.43	$(1.26)	(451)%
Oil prices realized ($/Bbl)	$74.59	$84.15	(11)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.15	$2.59	(17)%
Differential	$(0.42)	$(0.22)	96%
Natural gas prices realized ($/Mcf)	$1.73	$2.37	(27)%

Net (loss) profits attributable to the Underlying Properties for the three months ended March 31, 2025 were $(3.0) million compared to $0.2 million for the three months ended March 31, 2024. The $3.2 million decrease in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $1.2 million compared to the 2024 period, reflecting a $0.1 million decrease due to lower produced volumes and a $1.1 million decrease due to lower realized prices. The average oil price received decreased 11% as a result of the corresponding decrease in the average NYMEX oil price for the relevant production months.

•	Natural gas sales increased $0.4 million compared to the 2024 period, reflecting a $1.1 million increase due to higher produced volumes, partially offset by a $0.7 million decrease due to lower realized prices. The average natural gas price received decreased 27% primarily due to the decrease in the average NYMEX natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended March 31, 2025 decreased $1.9 million compared to the three months ended March 31, 2024. The 2024 period includes extra first expenses for several new Permian wells completed later in 2024.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to the new wells that came online during the three months ended March 31, 2025.

•	Production, ad valorem and other taxes decreased $0.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

•	Development expenses increased $4.1 million during the three months ended March 31, 2025 compared to the same period in 2024, due to an increase in drilling and completion costs incurred.

For the three months ended March 31, 2025, the Trust withheld $0.0 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended March 31, 2024, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of March 31, 2025, the Trustee has withheld $1,241,386 toward this cash reserve. Due to the cumulative Net Profits Interest shortfall, no amounts were withheld toward this cash reserve during the three months ended March 31, 2025.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of March 31, 2025 and December 31, 2024, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $2,216,799 and $2,193,787, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2025 and December 31, 2024, there were outstanding advances of $398,568 and $150,000, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2024 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2024 Annual Report on Form 10-K.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

______________

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

Date: May 15, 2025

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