Form 10-Q
period 2025-06-30
Permianville Royalty Trust
filed 2025-08-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,239,884	$2,193,787
Net profits interest in oil and natural gas properties, net	39,429,178	41,892,402
Total assets	$41,669,062	$44,086,189
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$550,323	$150,000
Total liabilities	550,323	150,000
Trust corpus (33,000,000 units issued and outstanding)	41,118,739	43,936,189
Total liabilities and Trust corpus	$41,669,062	$44,086,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from net profits interest	$419,589	$–	$419,589	$169,372
Interest and investment income	23,097	18,332	46,097	36,635
General and administrative expenses	(289,272)	(416,976)	(537,828)	(608,104)
Cash reserves used for Trust expenses	128,670	398,644	354,226	402,097
Distributable income	$282,084	$–	$282,084	$–

Distributable income per unit (33,000,000 units)	$0.008548	$–	$0.008548	$–

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$42,509,676	$50,142,008	$43,936,189	$51,628,130
Cash reserves used for Trust expenses	(128,670)	(398,644)	(354,226)	(402,097)
Distributable income	282,084	–	282,084	–
Distributions to unitholders	(282,084)	–	(282,084)	–
Amortization of net profits interest	(1,262,267)	(1,933,769)	(2,463,224)	(3,416,438)
Trust corpus, end of period	$41,118,739	$47,809,595	$41,118,739	$47,809,595

Distributions per unit (33,000,000 units)	$0.008548	$–	$0.008548	$–

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2025, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2025 and December 31, 2024 was $313,498,129 and $311,034,905, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three and six months ended June 30, 2025 or 2024, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Six Months Ended June 30, 2025:
March 17, 2025 (Special Distribution)	March 31, 2025	April 14, 2025	$0.008548
Year to Date – 2025			$0.008548

Six Months Ended June 30, 2024:
Year to Date – 2024			$0.000000

During the three months ended June 30, 2025, the Net Profits Interest generated positive income, which eliminated the cumulative Net Profits Interest shortfall of $1.4 million that existed as of March 31, 2025; however, no distributions were made to Trust unitholders because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. The Trust is not permitted to make distributions to Trust unitholders until any Net Profits Interest shortfall has been recouped and outstanding advances from the Sponsor have been repaid.

During the six months ended June 30, 2024, the Net Profits Interest generated positive income for several of the months in the period, which reduced the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March and April 2024, however, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first six months of 2024.

On March 17, 2025, the Trustee declared a special cash distribution of $0.008548 per Trust Unit, which was paid on April 14, 2025 to Trust unitholders of record on March 31, 2025. The special cash distribution reflected the release of the $250,000 withheld from the net proceeds allocable to the Trust from the August 2023 sale by the Sponsor of certain oil and natural gas properties in the Permian Basin, which amount was intended to cover possible indemnification obligations arising during the indemnification period following the closing of the sale. Together with interest, the amount distributed equated to $282,072.

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and six-month periods ended June 30, 2025 and 2024, the Trust paid $50,000 and $100,000, respectively, to the Trustee and $0 and $2,010, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

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

Outlook

The Sponsor has indicated to the Trustee that development activity on the Underlying Properties remained elevated through the first six months of 2025 compared to prior years, although activity in the first half of 2025 declined from the comparable period in 2024, which included a material amount of prior period production from certain Permian wells that had been delayed due to pending title work completed during the 2024 period. The Sponsor reports that most of the continued capital expenditures were associated with work undertaken by a super major oil conglomerate and the completion of three wells in the Haynesville region. Subsequent to June 30, 2025, the Sponsor indicates that it has received from the operator the initial revenues from these wells, which will be reflected in the net profits interest calculations in the third quarter. Otherwise, the Sponsor believes the remaining capital expenditure outlook for the operators of the Underlying Properties remains highly uncertain given current macroeconomic conditions. Nevertheless, although commodity prices remain volatile, the majority of the capital expenditures for the Underlying Properties are associated with large cap, investment-grade oil and gas operators that tend to spend through periods of volatility. Directionally, the Sponsor continues to expect oil-directed capital expenditures in the Permian basin to decline and gas-directed capital expenditures in the Haynesville region to remain stable or perhaps even slightly increase, consistent with the first six months of 2025. Specifically, the same operator that recently completed the three Haynesville wells described above has recently proposed three more Haynesville wells for 2026, fairly similar in size and profile to the prior three wells. Future capital expenditure expectations remain subject to revision from the operators of the Underlying Properties. With the revenue recently received from the new Haynesville wells, the Sponsor expects the net profits interest to return to positive monthly payments in calendar year 2025.

The Sponsor believes that the outlook for the oil and gas industry remains increasingly complicated since the start of 2025, albeit somewhat relatively more stable at the end of the quarter ended June 30, 2025 compared to the beginning of the quarter. OPEC continues to indicate increasing oil production and supply, which has weighed on oil prices, although these price impacts are somewhat offset by elevated geopolitical uncertainty. Oil prices have ranged from just over $80 per Bbl to as low as $57 per Bbl between December 2024 and August 2025, with several public oil and gas companies indicating that the volatility has affected their budget planning for the remainder of 2025. Natural gas prices have experienced similar volatility, ranging from a low of $2.93 per MMBtu to a high of $4.49 per MMBtu over the same period, as previous forecasts of increasing demand for U.S. liquified natural gas exports have been called into question given the uncertain global trade environment. Meanwhile, mergers and acquisitions continue to change the makeup of companies in the sector, including one of the operators on the Underlying Properties. The Sponsor continues to believe that consolidation within the oil and gas sector could lead to lower operating costs given economies of scale, but could also lead to more binary swings in capital spending, as more assets and capital budgets are set by fewer operators than in years past.

Despite this volatility, given the continued elevated capital expenditures during the first six months of 2025, the Sponsor is now guiding to the high end of its previously revised 2025 capital spending outlook of $10.0 million to $15.0 million, or $8.0 million to $12.0 million net to the Trust’s Net Profits Interest, as detailed in the prior Form 10-Q for the quarter ended March 31, 2025. The Sponsor expects a majority of the remaining anticipated capital expenditures in 2025 to be focused in the Haynesville area, given relatively higher industry rig counts compared to last year, versus the declining Permian rig count thus far in 2025. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first six months of 2025, the Sponsor continued to see a reduction in operating costs that had been affecting the Underlying Properties in prior periods on an aggregate basis, as seen in the continued decline in lease operating expenditures per barrel of oil equivalent for the six months ended June 30, 2025 compared to the same period in 2024. The Sponsor indicates that this decline continues to reflect the increased production from newer wells that feature lower operating costs than some of the legacy wells on the Underlying Properties. Nevertheless, the Sponsor indicates that some legacy producing properties of the Underlying Properties continue to experience operating cost and production issues consistent with late-life oil and gas properties, and currently it is unclear if some of these properties will be able to realize a return to prior period operating costs and cash flow profile. While the markets remain volatile and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Delaware	3	5.0%	D&C New Drills	–	3 Pre Drills
Large Cap E&P 2	Midland	4	3.4%	D&C New Drills	$1,062	4 Drilling In-Process
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	–	19 Pre Drills
Large Major Cap E&P 1	Haynesville	3	8.9%	D&C New Drills	–	3 Pre Drills
PE-Backed Private 1	Delaware	2	4.6%	D&C New Drills	–	2 Pre Drills
PE-Backed Private 2	Delaware	4	0.7%	D&C New Drills	–	4 Drilling in-Process

The projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during 2025.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Gross profits:
Oil sales	$7,978,067	$15,754,950	(49)%
Natural gas sales	3,240,447	2,690,578	20%
Total	11,218,514	18,445,528	(39)%

Costs:
Direct operating expenses:
Lease operating expenses	4,787,000	8,408,000	(43)%
Compression, gathering and transportation	968,000	898,000	8%
Production, ad valorem and other taxes	720,000	1,273,000	(43)%
Development expenses	2,798,000	12,895,000	(78)%
Total	9,273,000	23,474,000	(60)%
Gross proceeds from sale of assets	–	146,400	(100)%
Net profits	1,945,514	(4,882,072)	140%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	1,556,412	(3,905,657)	140%
Negative Net Profits Carryforward	(1,418,895)	–	(100)%
Less: Repayment of Sponsor Loan	(137,517)	–	(100)%
Plus: Release of Escrow	282,072	–	100%
Plus: Net profits allocable to Net Profits Interest shortfall	–	3,905,657	(100)%
Distributable income	$282,072	$–	100%

During the three months ended June 30, 2025, the Net Profits Interest generated positive income, which eliminated the cumulative Net Profits Interest shortfall of $1.4 million that existed as of March 31, 2025; however, no distributions were made to Trust unitholders because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. The Trust is not permitted to make distributions to Trust unitholders until any Net Profits Interest shortfall has been recouped and outstanding advances from the Sponsor have been repaid.

During the three months ended June 30, 2024, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the second quarter of 2024.

On March 17, 2025, the Trustee declared a special cash distribution of $0.008548 per Trust Unit, which was paid on April 14, 2025 to Trust unitholders of record on March 31, 2025. The special cash distribution reflected the release of the $250,000 withheld from the net proceeds allocable to the Trust from the August 2023 sale by the Sponsor of certain oil and gas properties in the Permian Basin, which amount was intended to cover possible indemnification obligations arising during the indemnification period following the closing of the sale. Together with interest, the amount distributed equated to $282,072.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	108,972	205,150	(47)%
Natural Gas (Mcf)	1,308,205	1,050,147	25%
Combined (Boe)	327,006	380,175	(14)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$72.00	$74.99	(4)%
Differential	$1.21	$1.81	(33)%
Oil prices realized ($/Bbl)	$73.21	$76.80	(5)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$3.09	$2.85	8%
Differential	$(0.61)	$(0.29)	(112)%
Natural gas prices realized ($/Mcf)	$2.48	$2.56	(3)%

Net profits attributable to the Underlying Properties for the three months ended June 30, 2025 were $1.9 million compared to $(4.9) million for the three months ended June 30, 2024. The $6.8 million increase in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $7.8 million due to lower produced volumes and lower realized prices. The 47% reduction in produced volumes decreased revenues by $7.4 million. This decrease was primarily due to the 15 new Permian wells that either turned to sales or completed title work in the 2024 period, thereby allowing production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices decreased 5% in the 2025 period compared to the 2024 period, which decreased revenues by $0.4 million.

•	Natural gas sales increased $0.5 million compared to the 2024 period, reflecting a $0.6 million increase due to higher produced volumes, partially offset by a $0.1 million decrease due to lower realized prices. The average natural gas price received decreased 3% primarily due to the decrease in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended June 30, 2025 decreased $3.6 million compared to the three months ended June 30, 2024.

•	Compression, gathering and transportation costs increased $0.1 million, primarily due to the increase in natural gas production during the three months ended June 30, 2025.

•	Production, ad valorem and other taxes decreased $0.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

•	Development expenses decreased $10.1 million during the three months ended June 30, 2025 compared to the same period in 2024, due to a decrease in drilling and completion costs incurred.

For the three months ended June 30, 2025, the Trust withheld $0.0 million and paid $0.3 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended June 30, 2024, the Trust withheld $0.0 million and paid $0.4 million for general and administrative expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Gross profits:
Oil sales	$16,508,772	$25,460,484	(35)%
Natural gas sales	5,282,124	4,378,759	21%
Total	21,790,896	29,839,243	(27)%

Costs:
Direct operating expenses:
Lease operating expenses	9,516,000	15,016,000	(37)%
Compression, gathering and transportation	1,970,000	1,497,000	32%
Production, ad valorem and other taxes	1,428,000	2,175,000	(34)%
Development expenses	9,955,000	15,968,000	(38)%
Total	22,869,000	34,656,000	(34)%
Gross proceeds from sale of assets	–	146,400	(100)%
Net profits	(1,078,104)	(4,670,357)	77%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	(862,483)	(3,736,285)	77%
Plus: Sponsor reserve release for capital expenditures	1,000,000	–	(100)%
Less: Repayment of Sponsor Loan	(137,517)	–	(100)%
Plus: Release of Escrow	282,072	–	100%
Plus: Net profits allocable to Net Profits Interest shortfall	–	3,905,657	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	–	(169,372)	100%
Distributable income	$282,072	$–	100%

During the six months ended June 30, 2025, although the Net Profits Interest shortfall that existed throughout the first five months of the period was eliminated by the end of the period, no distributions were made to Trust unitholders because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. The Trust is not permitted to make distributions to Trust unitholders until any Net Profits Interest shortfall has been recouped and outstanding advances from the Sponsor have been repaid.

During the six months ended June 30, 2024, the Net Profits Interest generated positive income for the first two months in the period, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023. In March 2024, however, direct operating and development expenses exceeded revenues, thereby causing net profits attributable to the Underlying Properties to be negative and resulting in an approximately $3.9 million Net Profits Interest shortfall as of June 30, 2024, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first six months of 2024.

On March 17, 2025, the Trustee declared a special cash distribution of $0.008548 per Trust Unit, which was paid on April 14, 2025 to Trust unitholders of record on March 31, 2025. The special cash distribution reflected the release of the $250,000 withheld from the net proceeds allocable to the Trust from the August 2023 sale by the Sponsor of certain oil and natural gas properties in the Permian Basin, which amount was intended to cover possible indemnification obligations arising during the indemnification period following the closing of the sale. Together with interest, the amount distributed equated to $282,072.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	223,352	320,493	(30)%
Natural Gas (Mcf)	2,488,665	1,761,271	41%
Combined (Boe)	638,130	614,038	4%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$73.86	$79.54	(7)%
Differential	$0.06	$(0.10)	158%
Oil prices realized ($/Bbl)	$73.92	$79.44	(7)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.11	$2.46	(14)%
Differential	$0.01	$0.03	(65)%
Natural gas prices realized ($/Mcf)	$2.12	$2.49	(15)%

Net profits attributable to the Underlying Properties for the six months ended June 30, 2025 were $(1.1) million compared to $(4.7) million for the six months ended June 30, 2024. The $3.6 million increase in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $8.9 million due to lower produced volumes and lower realized prices. The 30% decrease in produced volumes decreased revenues by $7.7 million. This decrease was primarily due to the 15 new Permian wells that either turned to sales or completed title work in the 2024 period, thereby allowing production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices decreased 7% in the 2025 period compared to the 2024 period, which increased revenues by $1.2 million.

•	Natural gas sales increased $0.9 million compared to the 2024 period, reflecting a $1.8 million increase due to higher produced volumes, offset by a $0.9 million decrease due to lower realized prices. The average natural gas price received decreased 15% primarily due to the decrease in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the six months ended June 30, 2025 decreased $5.5 million compared to the six months ended June 30, 2024.

•	Compression, gathering and transportation costs increased $0.5 million, primarily due to the increase in natural gas production during the six months ended June 30, 2025.

•	Production, ad valorem and other taxes decreased $0.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

•	Development expenses decreased $6.0 million during the six months ended June 30, 2025 compared to the same period in 2024, due to a decrease in drilling and completion costs incurred.

For the six months ended June 30, 2025, the Trust withheld $0.0 million and paid $0.5 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the six months ended June 30, 2024, the Trust withheld $0.2 million and paid $0.6 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of June 30, 2025, the Trustee has withheld $1,241,386 toward this cash reserve. Due to the cumulative Net Profits Interest shortfall, no amounts were withheld toward this cash reserve during the six months ended June 30, 2025.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2025 and December 31, 2024, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $2,239,884 and $2,193,787, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2025 and December 31, 2024, there were outstanding advances of $550,323 and $150,000, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2024 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2024 Annual Report on Form 10-K.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: August 14, 2025

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