Form 10-Q
period 2025-09-30
Permianville Royalty Trust
filed 2025-11-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$2,343,809	$2,193,787
Net profits interest in oil and natural gas properties, net	37,950,731	41,892,402
Total assets	$40,294,540	$44,086,189
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$–	$150,000
Total liabilities	–	150,000
Trust corpus (33,000,000 units issued and outstanding)	40,294,540	43,936,189
Total liabilities and Trust corpus	$40,294,540	$44,086,189

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from net profits interest	$1,316,179	$2,406,499	$1,735,768	$2,575,871
Interest and investment income	23,266	20,048	69,364	56,683
General and administrative expenses	(157,198)	(92,701)	(695,026)	(700,805)
Cash reserves withheld for Trust expenses	(654,247)	(815,846)	(300,022)	(413,749)
Distributable income	$528,000	$1,518,000	$810,084	$1,518,000

Distributable income per unit (33,000,000 units)	$0.016000	$0.046000	$0.024548	$0.046000

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$41,118,739	$47,809,595	$43,936,189	$51,628,130
Cash reserves withheld for Trust expenses	654,248	815,846	300,022	413,749
Distributable income	528,000	1,518,000	810,084	1,518,000
Distributions to unitholders	(528,000)	(1,518,000)	(810,084)	(1,518,000)
Amortization of net profits interest	(1,478,447)	(3,217,047)	(3,941,671)	(6,633,485)
Trust corpus, end of period	$40,294,540	$45,408,394	$40,294,540	$45,408,394

Distributions per unit (33,000,000 units)	$0.016000	$0.046000	$0.024548	$0.046000

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of September 30, 2025, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

2.             BASIS OF PRESENTATION

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”).

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

3.             NET PROFITS INTEREST IN OIL AND NATURAL GAS PROPERTIES

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of September 30, 2025 and December 31, 2024 was $314,976,575 and $311,034,905, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three and nine months ended September 30, 2025 or 2024, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Nine Months Ended September 30, 2025:
March 17, 2025 (Special Distribution)	March 31, 2025	April 14, 2025	$0.008548
August 18, 2025	August 29, 2025	September 15, 2025	0.016000
Year to Date – 2025			$0.024548

Nine Months Ended September 30, 2024:
July 18, 2024	July 31, 2024	August 14, 2024	$0.011000
August 16, 2024	August 30, 2024	September 16, 2024	0.035000
Year to Date – 2024			$0.046000

During the first six months of 2025, the Net Profits Interest generated positive income, which eliminated the cumulative Net Profits Interest shortfall of $1.4 million that existed as of March 31, 2025; however, no distributions were made to Trust unitholders during the first half of the year because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. In August 2025, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a distribution to the unitholders in September 2025. There was no Net Profits Interest shortfall as of September 30, 2025.

During the first six months of 2024, the Net Profits Interest generated positive income for several of the months in the period, which reduced the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023; however, because direct operating and development expenses exceeded revenues in March and April 2024, the Net Profits Interest shortfall was $3.9 million as of June 30, 2024. During the three months ended September 30, 2024, the Net Profits Interest generated positive income, and in July 2024, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in distributions to the unitholders in August 2024 and September 2024. There was no Net Profits Interest shortfall as of September 30, 2024.

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

6.             TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During the three- and nine-month periods ended September 30, 2025 and 2024, the Trust paid $50,000 and $150,000, respectively, to the Trustee and $0 and $2,010, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.             SUBSEQUENT EVENTS

Distributions Paid or Declared

On October 15, 2025, a distribution of $0.023000 per unit, which was declared on September 18, 2025, was paid to Trust unitholders of record as of September 30, 2025.

On October 17, 2025, the Trust declared a distribution of $0.030000 per unit to unitholders of record as of October 31, 2025. The distribution is expected to be paid to unitholders on November 14, 2025.

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of the Sponsor and the Trust. Initial production rates may not be indicative of future production rates and are not indicative of the amounts of oil and gas that a well may produce. All forward-looking statements in this report and all subsequent written and oral forward-looking statements attributable to the Sponsor or the Trust or persons acting on behalf of the Sponsor or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

Outlook

The Sponsor has indicated to the Trustee that although development activity on the Underlying Properties through the first nine months of 2025 decreased compared to the same period in 2024, it remained above the historical average for the Underlying Properties. Year-to-year activity declined primarily because the first nine months of 2024 reflected the inclusion of a material amount of prior period production from certain Permian wells that had been delayed due to pending title work completed during the 2024 period, resulting in higher levels of spending attributed to the 2024 period compared to the 2025 period. The Sponsor reports that most of the continued capital expenditures on the Underlying Properties during 2025 have been associated with work undertaken by a super major oil conglomerate and the completion of three wells in the Haynesville region. Those three wells were turned to revenue collection during the third quarter of 2025, which contributed to the full repayment of the Net Profits Interest shortfall that existed at June 30, 2025. These wells are currently performing above the Sponsor’s original expectations; meanwhile, the Sponsor reports that the same super major operator has indicated that it intends to drill three additional wells in the Haynesville region. Given this expected increase in capital expenditures for natural gas wells, the Sponsor has elected to establish a cash reserve for near-term capital expenditures, consistent with prior periods in which material future capital expenditure obligations were expected. As of September 30, 2025, the cash reserve balance was $0.3 million. Otherwise, the Sponsor believes the remaining capital expenditure outlook for the operators of the Underlying Properties remains uncertain, and likely below prior period spending levels for oil-weighted properties, given current macroeconomic conditions. As in prior periods, future capital expenditure expectations remain subject to revision from the operators of the Underlying Properties.

The Sponsor believes that the outlook for the oil and gas industry remains mixed, given the volatility experienced since April 2025, although industry conditions during the third quarter of 2025 were relatively more stable compared to the second quarter. Subsequent to quarter end, OPEC recently guided to a pause in further production increases in 2026, somewhat stabilizing forward oil prices. Oil prices have ranged from just over $80 per Bbl to as low as $57 per Bbl between December 2024 and October 2025, with several public oil and gas companies indicating that the volatility has affected their budget planning for the remainder of 2025. Natural gas prices have experienced similar volatility, ranging from a low of $2.70 per MMBtu to a high of $4.49 per MMBtu over the same period, as forward prices have recently increased along with forecasts of increasing energy demand from data centers and other technology-driven electric power users, a significant portion of which is forecasted to be provided by natural gas-powered generation in the coming years. Meanwhile, mergers and acquisitions continue to change the makeup of companies in the sector, with another operator on the Underlying Properties having completed an acquisition during 2025, potentially altering the future capital spending on the Underlying Properties. The Sponsor continues to believe that consolidation within the oil and gas sector could lead to lower operating costs given economies of scale, but could also lead to more binary swings in capital spending, as more assets and capital budgets are set by fewer operators than in years past.

Despite this volatility, given the continued elevated capital expenditures during the first nine months of 2025, the Sponsor is revising its previous 2025 capital spending outlook of $10.0 million to $15.0 million, or $8.0 million to $12.0 million net to the Trust’s Net Profits Interest, to $12.0 million to $17.0 million, or $9.6 million to $13.6 million net to the Trust’s Net Profits Interest. The Sponsor expects a majority of the remaining anticipated capital expenditures in 2025 to be focused on the Haynesville area, given relatively higher industry rig counts in that region compared to last year and the declining Permian rig count thus far in 2025. As in prior periods, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first nine months of 2025, the Sponsor continued to see a reduction in operating costs, on an aggregate basis, for the Underlying Properties compared to prior periods, as seen in the continued decline in lease operating expenditures per barrel of oil equivalent for the nine months ended September 30, 2025 compared to the same period in 2024. The Sponsor indicates that the recent observed decline in per unit operating expenses on the Underlying Properties has been driven by a new operator that acquired a large, legacy property in 2024. The Sponsor indicates that this operator has a reputation for prudent operating at a lower cost compared to other, larger public companies. Although the commodity markets remain volatile, and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due.

The Sponsor believes further opportunities could arise in the coming quarters for potential divestitures and/or leasing of some or all of the Underlying Properties, subject to the Trust’s Net Profits Interest, as certain operators of the Underlying Properties look to acquire assets, particularly in the Permian and Haynesville regions.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total (in thousands)	Status
Large Cap E&P 1	Delaware	3	5.0%	D&C New Drills	–	3 Pre Drills
Large Cap E&P 2	Midland	6	0.8%	D&C New Drills	–	6 Pre Drills
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	–	19 Pre Drills
Large Super Major 1	Haynesville	3	8.9%	D&C New Drills	–	3 Pre Drills
PE-Backed Private 1	Delaware	2	4.6%	D&C New Drills	–	2 Pre Drills
PE-Backed Private 2	Delaware	4	1.2%	D&C New Drills	–	4 Pre Drills

The projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during the first half of 2026.

Small Asset Sale

In September 2025, as permitted under Section 3.02(c) of the Trust Agreement, the Sponsor sold a non-producing, partial Permian acreage stake, free from and unburdened by the Trust’s Net Profits Interest, to a private equity-funded buyer for total cash proceeds of $0.4 million, or approximately $20,000 per undeveloped acre. The sale proceeds attributable to the Net Profits Interest will be included in the November 2025 Net Profits Interest calculation reflecting the proceeds from production received in September 2025.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Gross profits:
Oil sales	$6,577,515	$14,577,415	(55)%
Natural gas sales	4,995,710	2,950,780	69%
Total	11,573,225	17,528,195	(34)%

Costs:
Direct operating expenses:
Lease operating expenses	5,483,000	5,717,000	(4)%
Compression, gathering and transportation	1,368,000	958,000	43%
Production, ad valorem and other taxes	720,000	1,123,000	(36)%
Development expenses	2,357,000	1,840,000	28%
Total	9,928,000	9,638,000	3%
Net profits	1,645,225	7,890,195	(79)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	1,316,180	6,312,156	(79)%
Negative Net Profits Carryforward	–	(3,905,657)	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(173,732)	(361,423)	52%
Less: Repayment of Sponsor Loan	(614,448)	(527,076)	(17)%
Distributable income	$528,000	$1,518,000	(65)%

For the three months ended September 30, 2025, the Net Profits Interest generated positive income, which eliminated the cumulative outstanding Sponsor advances to the Trust of $0.6 million that existed as of June 30, 2025.

For the three months ended September 30, 2024, the Net Profits Interest generated positive income for each month in the period, which eliminated the cumulative Net Profits Interest shortfall of $3.9 million and the cumulative outstanding Sponsor advances to the Trust of $0.5 million that existed as of June 30, 2024.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	103,237	182,758	(44)%
Natural Gas (Mcf)	1,678,635	1,954,972	(14)%
Combined (Boe)	383,010	508,587	(25)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$63.95	$81.14	(21)%
Differential	$(0.24)	$(1.38)	(83)%
Oil prices realized ($/Bbl)	$63.71	$79.76	(20)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$3.91	$1.60	144%
Differential	$(0.93)	$(0.09)	931%
Natural gas prices realized ($/Mcf)	$2.98	$1.51	97%

Net profits attributable to the Underlying Properties for the three months ended September 30, 2025 were $1.6 million compared to $7.9 million for the three months ended September 30, 2024. The $6.2 million decrease in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $8.0 million due to lower produced volumes and lower realized prices. The 44% reduction in produced volumes decreased revenues by $6.3 million. This decrease was primarily due to the effect of the 15 new Permian wells that either turned to sales or completed title work in the 2024 period, thereby allowing production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices decreased 20% in the 2025 period compared to the 2024 period, which decreased revenues by $1.7 million.

•	Natural gas sales increased $2.0 million compared to the 2024 period, reflecting a $2.4 million increase due to higher realized prices, partially offset by a $0.4 million decrease due to lower produced volumes. The average natural gas price received increased 16% primarily due to the increase in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended September 30, 2025 decreased $0.2 million compared to the three months ended September 30, 2024.

•	Compression, gathering and transportation costs increased $0.4 million, primarily due to the increase in natural gas realized prices during the three months ended September 30, 2025.

•	Production, ad valorem and other taxes decreased $0.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

•	Development expenses increased $0.5 million during the three months ended September 30, 2025 compared to the same period in 2024.

For the three months ended September 30, 2025, the Trust withheld $0.2 million and paid $0.2 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended September 30, 2024, the Trust withheld $0.4 million and paid $0.1 million for general and administrative expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Gross profits:
Oil sales	$23,086,287	$40,037,899	(42)%
Natural gas sales	10,277,833	7,329,539	40%
Total	33,364,120	47,367,438	(30)%

Costs:
Direct operating expenses:
Lease operating expenses	14,999,000	20,733,000	(28)%
Compression, gathering and transportation	3,338,000	2,455,000	36%
Production, ad valorem and other taxes	2,148,000	3,298,000	(35)%
Development expenses	12,312,000	17,808,000	(31)%
Total	32,797,000	44,294,000	(26)%
Gross proceeds from sale of assets	–	146,400	(100)%
Net profits	567,120	3,219,838	(82)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	453,696	2,575,871	(82)%
Sponsor reserve release for capital expenditures	1,000,000	–	(100)%
Release of Escrow	282,072	–	100%
Income from Net Profits Interest	1,735,768	2,575,871	(33)%
Less: Repayment of Sponsor Loan	(751,965)	(527,076)	43%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(173,719)	(530,795)	(67)%
Distributable income	$810,084	$1,518,000	(47)%

During the first six months of 2025, the Net Profits Interest generated positive income, which eliminated the cumulative Net Profits Interest shortfall of $1.4 million that existed as of March 31, 2025; however, no distributions were made to Trust unitholders during the first half of the year because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. In August 2025, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in a distribution to the unitholders in September 2025. There was no Net Profits Interest shortfall as of September 30, 2025.

During the first six months of 2024, the Net Profits Interest generated positive income for several of the months in the period, which reduced the cumulative Net Profits Interest shortfall of $1.2 million that existed as of December 31, 2023; however, because direct operating and development expenses exceeded revenues in March and April 2024, the Net Profits Interest shortfall was $3.9 million as of June 30, 2024. During the three months ended September 30, 2024, the Net Profits Interest generated positive income, and in July 2024, the remaining amount of the shortfall and advances to the Trust were fully repaid, resulting in distributions to the unitholders in August 2024 and September 2024. There was no Net Profits Interest shortfall as of September 30, 2024.

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

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	326,589	503,251	(35)%
Natural Gas (Mcf)	4,167,300	3,716,243	12%
Combined (Boe)	1,021,139	1,122,625	(9)%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$70.50	$79.46	(11)%
Differential	$0.19	$0.10	91%
Oil prices realized ($/Bbl)	$70.69	$79.56	(11)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.37	$2.14	11%
Differential	$0.10	$(0.17)	(155)%
Natural gas prices realized ($/Mcf)	$2.47	$1.97	25%

Net profits attributable to the Underlying Properties for the nine months ended September 30, 2025 were $0.6 million compared to $3.2 million for the nine months ended September 30, 2024. The $2.6 million decrease in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $17.0 million due to lower produced volumes and lower realized prices. The 35% decrease in produced volumes decreased revenues by $14.1 million. This decrease was primarily due to the effect of the 15 new Permian wells that either turned to sales or completed title work in the 2024 period, thereby allowing production attributable to prior periods to be released by the operators of the Underlying Properties. Realized oil sales prices decreased 11% in the 2025 period compared to the 2024 period, which increased revenues by $2.9 million.

•	Natural gas sales increased $3.0 million compared to the 2024 period, reflecting a $0.9 million increase due to higher produced volumes, and a $2.1 million increase due to higher realized prices. The average natural gas price received increased 25% primarily due to the decrease in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the nine months ended September 30, 2025 decreased $5.7 million compared to the nine months ended September 30, 2024.

•	Compression, gathering and transportation costs increased $0.9 million, primarily due to the increase in natural gas production during the nine months ended September 30, 2025.

•	Production, ad valorem and other taxes decreased $1.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

•	Development expenses decreased $5.5 million during the nine months ended September 30, 2025 compared to the same period in 2024, due to a decrease in drilling and completion costs incurred.

For the nine months ended September 30, 2025, the Trust withheld $0.2 million and paid $0.7 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the nine months ended September 30, 2024, the Trust withheld $0.5 million and paid $0.7 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of September 30, 2025, the Trustee has withheld $1,392,534 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of September 30, 2025 and December 31, 2024, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $2,343,809 and $2,193,787, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At September 30, 2025 and December 31, 2024, there were outstanding advances of $0 and $150,000, respectively. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2024 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2024 Annual Report on Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended September 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: November 14, 2025

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

