Form 10-K
period 2025-12-31
Permianville Royalty Trust
filed 2026-03-23
CIK 1520048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 23, 2026, 33,000,000 Units of Beneficial Interest of the Trust were outstanding.

Documents Incorporated By Reference: None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and “Risk Factors” in Part I, Item 1A of this Form 10-K regarding the financial position, business strategy, production and reserve growth, expected capital expenditures, potential asset sales, and other plans and objectives for the future operations of COERT Holdings 1 LLC (“COERT” or the “Sponsor”), future matters relating to Permianville Royalty Trust (the “Trust”), and expectations regarding future activity in the oil and gas industry are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “will,” “plans,” “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements.

The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and the Sponsor and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases or other public health events or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing wars in Ukraine and the Persian Gulf, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, the impact of new or additional trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to the information technology systems of the Sponsor or the Trustee or destruction, loss, alteration, corruption, or misuse or unauthorized disclosure of or access to data;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

In November 2021, the Trustee notified COERT of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding, and in the future intends to withhold, $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2025, this cash reserve totaled $1,441,386.

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

The following purchasers individually accounted for ten percent or more of sales from the Underlying Properties that were included in calculating the Trust’s “Income from net profits interest” for the periods presented. The table provides the percentage represented by each of these purchasers during the periods presented:

	Year Ended December 31,
	2025	2024
Pioneer Natural Resources USA	19%	23%
Phillips 66	18%	18%
BPX Operating Company	14%	2%

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

Description of Trust Units

Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding his or her Trust Units as every other Trust unitholder has regarding his or her units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 33,000,000 Trust Units outstanding as of March 23, 2026.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair value to the Trust of such Net Profits Interest being treated as an offset amount against costs and expenses. In September 2025, the Sponsor sold approximately $0.4 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on December 15, 2025.

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

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, has been the subject of controversy and litigation for decades and can impact the Sponsor’s regulatory and permitting obligations under the CWA. In 2023, in Sackett v. EPA, the Supreme Court issued a landmark decision interpreting WOTUS more narrowly than the then-current definition contemplated, resulting in diminished jurisdiction over wetlands and streams that lacked certain connections to other waters or consistent water flow. Following Sackett, because of ongoing litigation, the regulatory landscape currently remains unsettled. The regulations currently in effect in 24 states define WOTUS using a 2023 regulation modified after the Sackett decision. In the rest of the country, the agencies base jurisdiction on an earlier WOTUS definition as implemented in light of a number of Supreme Court decisions, including Sackett. Despite the two approaches, jurisdiction over WOTUS is essentially consistent across the United States.

In November 2025, the USACE released a proposed rule revising the regulatory definition of WOTUS. That new definition is expected to go into effect in early 2026 without substantial changes from the proposed definition. Regardless of the ultimate details, the revised definition likely will further reduce CWA jurisdiction, especially over wetlands and streams, leading to fewer permitting requirements. Once the new WOTUS definition is final, litigation will likely continue challenging the legality of the definition. This litigation could have the effect of delaying or precluding implementation of the new rule. The Sponsor’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The NWPs expire in March 2026 and will be replaced, simultaneously, with new versions that are largely unchanged from the previous set. Litigation challenging the NWPs, if filed, could result in additional cost and time for permitting projects.

In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This has resulted, in many instances, in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.

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

Hydraulic fracturing. Various federal and state initiatives are underway to regulate, or further investigate, the environmental impacts of hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formation to stimulate production of oil and natural gas. The U.S. Congress has considered legislation to amend the federal Safe Drinking Water Act (“SDWA”) to subject hydraulic fracturing operations to regulation under the SDWA’s Underground Injection Control Program and to require the disclosure of chemicals used in the hydraulic fracturing process. Any such legislation could make it easier for third parties opposed to hydraulic fracturing to initiate legal proceedings against companies. In December 2016, the EPA issued a final report on the potential impacts of hydraulic fracturing on drinking water resources. The report did not find widespread, systematic impacts to drinking water from hydraulic fracturing; at the same time, the report acknowledged information gaps that limited the EPA’s ability to fully assess the potential impacts to drinking water resources. To date, the EPA has taken no further action in response to the December 2016 report. However, in April 2024, the BLM issued a final rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases.

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

The results of the 2024 presidential election and President Trump’s energy agenda prioritizing domestic oil and gas production likely will impact the air quality-related requirements that apply to the Sponsor. In March 2025, the EPA announced it was reconsidering the 2024 rules that established new volatile organic compound and methane emissions standards for both new and existing sources. Following that announcement, the EPA adopted amendments to the NSPS and existing source performance standards that extended the compliance deadlines for many of the new source requirements adopted in 2024 and extended the state plan submittal deadlines, which will effectively extend the dates by which existing sources must come into compliance with the existing source emissions guidelines. It is currently unknown whether EPA’s reconsideration of the 2024 rules will result in further changes. Similar to prior changes to the air pollution control standards for oil and gas sources, the most recent changes will be subject to judicial review, as well as the potential for future presidential administrations to take a different approach.

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact the Sponsor’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. Likewise, in March 2024, the EPA issued a final rule that lowered the annual standard for fine particulate matter from 12 to 9 micrograms per cubic meter. In March 2025, however, the EPA announced that it would reconsider the rule lowering the fine particulate matter standard, and the EPA has filed a request that the U.S. Court of Appeals vacate the 2024 rule. In 2026, the EPA also has delayed taking certain actions necessary to implement air quality requirements under the lower 2024 standard. No regulatory action or court decision has changed the 2024 rule lowering the fine particulate matter standard, and the EPA’s delayed implementation of the 2024 standard likely will be subject to judicial review. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit the Sponsor’s ability to obtain such permits, and result in increased expenditures for pollution control equipment.

The Sponsor may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. The Sponsor currently does not expect that such requirements will have a material adverse effect on its operations.

Climate change. The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on the Sponsor is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in methane and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards – though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2002 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives to date have focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

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

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Driven by court decisions and Administration policy, NEPA implementation and resulting litigation changed dramatically in 2025. Key changes are driving agencies to narrow their NEPA reviews and complete them faster and are driving courts to show more deference to agencies when reviewing the adequacy of an agency’s analysis under NEPA, benefitting private projects that may require federal permits and reviews.

In particular, until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. After two federal courts found that CEQ did not have authority to issue binding regulations, CEQ withdrew their regulations. In their place, agencies each issued their own NEPA procedures and, for the most part, put those procedures in agency guidance rather than binding regulations, although the UUSACE (which issues permits that can be critical to construction) regulatory program is a notable exception, keeping its NEPA procedures in regulations. While the agency procedures were based on a CEQ template, there are inconsistencies among the agencies on various topics, including the requirement for public comment and consideration of various types of impacts. These procedures make changes that are intended to streamline reviews.

Also, on May 29, 2025, the Supreme Court decided Seven County Infrastructure Coalition v. Eagle County, Colorado, in which the Court expressed clear intention that NEPA should be brought “back in line with the statutory text and common sense.” Significantly for permits that may be needed for private projects, the Court clarified that agencies need only evaluate the effects of the specific “proposed action” before them, not the impacts of “other future or geographically separate projects that may be built (or extended) as a result of or in the wake of the immediate project under consideration.” The Court also emphasized that courts must afford agencies substantial deference in reviewing agency actions under NEPA and that agencies “must have broad latitude to draw a ‘manageable line’” when determining the appropriate scope of analysis. The Court’s decision may reduce litigation risk and help streamline federal reviews.

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service (the “Services”) if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. Changes to implementing rules in the Biden Administration may, in some instances, make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause the Sponsor to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. However, in 2025, the Services issued proposed revisions to the regulations implementing the ESA Section 7 consultation process and the scope of the definition of the term “take.” These regulations, if finalized, generally would be deregulatory in nature, modestly reducing the coverage of the ESA and streamlining the ESA section 7 consultation process. Nevertheless, these rules are expected to be immediately challenged in litigation, which will create uncertainty as to if and when these rules will go into effect. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.

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

The Trust’s reserves and monthly cash distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Sponsor. These factors include, among others:

•	regional, domestic and foreign supply and perceptions of supply of oil and natural gas;

•	the level of demand and perceptions of demand for oil and natural gas;

•	political conditions or hostilities in oil and natural gas producing regions;

•	the wars in Ukraine and the Persian Gulf, and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•	the actions of OPEC, its members and other oil-producing nations, such as Russia, relating to oil price and production controls, including announcements of potential changes to such levels;

•	the levels of production of oil and natural gas of non-OPEC countries;

•	anticipated future prices of oil and natural gas and other commodities;

•	weather conditions and seasonal trends;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide economic conditions;

•	tax, trade and tariff policies of the United States and other countries involved in global energy markets;

•	the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower-carbon economy;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	acts of force majeure.

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

The Underlying Properties are sensitive to decreasing commodity prices. The commodity price sensitivity is due to a variety of factors that vary from well to well, including the costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, decreasing commodity prices may cause the expenses of certain wells to exceed the well’s revenue, in which case the operator may decide to shut-in the well or plug and abandon the well. This scenario could reduce future cash distributions to Trust unitholders. Sustained lower prices of oil and natural gas also could negatively affect the price of the Trust Units and the qualification of the Trust Units to remain listed on the New York Stock Exchange. See “—Risks Related to Ownership of the Trust Units—If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Trust Units.”

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

The value of the Trust Units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the oil and natural gas reserves and future production estimated to be attributable to the Trust’s interest in the Underlying Properties. The Trust’s reserve quantities and net profits income are based on estimates of reserve quantities and net profits income for the Underlying Properties. See “Reserves” in Item 2 of this report for a discussion of the method of allocating proved reserves to the Underlying Properties and the Net Profits Interest. It is not possible to measure underground accumulations of oil and natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues from the Underlying Properties could be materially lower than estimates. Furthermore, direct operating expenses and development expenses relating to the Underlying Properties could be substantially higher than current estimates. Petroleum engineers are required to make subjective estimates of underground accumulations of oil and natural gas based on factors and assumptions that include:

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

The reserve report estimating the Trust’s proved reserves, future production and income attributable to the Trust’s interests in the Underlying Properties as of December 31, 2025 was prepared, in accordance with applicable regulations, using an average of the NYMEX first-day-of-the-month commodity price during the 12-month period ending on December 31, 2025 as required by the SEC. The applicable prices for 2025 were $65.34 per Bbl of oil and $3.387 per Mcf of natural gas.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations, such as Russia, have previously agreed to take measures, including production cuts, to support crude oil prices. OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the Underlying Properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders for an unknown period of time.

Third-party operators operate all of the wells on the Underlying Properties; therefore, the Sponsor is not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.

As of December 31, 2025, all of the wells on the Underlying Properties were operated by third-party operators. As a result, the Sponsor has limited ability to exercise influence over, and control the risks or costs associated with, the operations of these properties. The failure of a third-party operator to adequately or efficiently perform operations, a third-party operator’s breach of the applicable operating agreements or a third-party operator’s failure to act in ways that are in the Sponsor’s or the Trust’s best interests could reduce production and revenues and therefore, proceeds payable to the Trust and, ultimately, cash available for distribution to Trust unitholders. Further, none of the third-party operators of the Underlying Properties is obligated to undertake any development activities, so any development and production activities will be subject to their reasonable discretion. Therefore, the success and timing of drilling and development activities on properties operated by the third-party operators depend on factors that are largely outside of the Sponsor’s control, including:

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

In November 2021, the Trustee notified the Sponsor of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. As of December 31, 2025, the cumulative cash reserve balance was $1,441,386. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

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

The Trust Units are a passive investment that entitles the Trust unitholders to only receive cash distributions derived from the Net Profits Interest. Trust unitholders have no voting rights with respect to the Sponsor and, therefore, have no managerial, contractual or other ability to influence the Sponsor’s or the third-party operators’ activities or the operations of the Underlying Properties. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. As of December 31, 2025, all of the wells on the Underlying Properties were operated by third-party operators. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sale of oil or natural gas from, or any future development of, the Underlying Properties. The current operators developing the Underlying Properties are under no obligations to continue operations on the Underlying Properties. Neither the Trustee nor the Trust unitholders have the right to replace an operator.

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

In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases may be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon an amount equal to the fair market value of such Net Profits Interest being treated as an offset amount against costs and expenses. For example, in September 2025, the Sponsor sold approximately $0.4 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement.

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

Under the continued listing requirements of the NYSE, a company will be considered to be out of compliance with the exchange’s minimum price requirement if the company’s average closing price over a consecutive 30 trading day period (“Average Closing Price”) is less than $1.00 (the “Minimum Price Requirement”).  Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company’s shares may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company’s shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements. The Trust has fallen out of compliance with the Minimum Price Requirement in the past, most recently in 2020, and although the Trust was able to regain compliance within the applicable grace period, the Trust may be unable to maintain compliance in the future and could again become subject to the NYSE delisting procedures. Over the 30-day trading period that ended March 19, 2026, the closing price of the Trust Units on the NYSE ranged from a high of $1.93 on March 20, 2026 to a low of $1.62 on February 26, 2026.

The Sponsor may sell Trust Units in the public or private markets, and such sales could have an adverse impact on the trading price of the Trust Units.

As of March 23, 2026, the Sponsor holds an aggregate of 7,363,961 Trust Units. The Sponsor may sell Trust Units in the public or private markets, and any such sales could have an adverse impact on the price of the Trust Units. On June 22, 2022, pursuant to the Registration Rights Agreement between the Trust and the Sponsor, the Trust filed a registration statement on Form S-3 registering the offering by the Sponsor of 8,600,000 Trust Units. Since the registration statement was declared effective on July 7, 2022, the Sponsor has sold approximately 1.2 million Trust Units under the Registration Statement pursuant to a Rule 10b5-1 trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act.

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

The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on the Sponsor is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and other GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources – as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources under the CAA based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards, though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on the Sponsor’s business, capital expenditures, financial condition and results of operations.

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

In addition, future regulatory initiatives in the U.S. related to climate change disclosure or reporting could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. The SEC’s climate disclosure rule was challenged in court, and in March 2025 the SEC announced that it had voted to end its defense of the 2024 rule. The outcome of that litigation or separate rule changes made by the SEC may result in changes to climate-related disclosure requirements. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review. Compliance with the federal or state disclosure rules may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of the Sponsor or the Trust or both.

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

In recent years, the Sponsor has increasingly relied on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. The Sponsor relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of the Sponsor’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing wars in Ukraine and in the Persian Gulf, may further heighten the risk of cybersecurity attacks. Any cyber-attack could have a material adverse effect on the Sponsor’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to the Sponsor to implement further data protection measures.

In addition to the risks presented to the Sponsor’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside the Sponsor’s ability to control but could have a material adverse effect on the Sponsor’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

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

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2025 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Cybersecurity organization, led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. Cybersecurity’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. Cybersecurity monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, Cybersecurity maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon’s information security management system is certified to the ISO 27001 standard by an independent, accredited certification body, and BNY Mellon maintains this certification through periodic external audits and ongoing monitoring.

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

Cybersecurity is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for Cybersecurity and management designed to help identify, assess and manage cybersecurity risk.

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

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning Cybersecurity and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board and the full Board of Directors. The Technology Oversight Committee is chaired by the Chief Information Officer and Global Head of Engineering (the “CIO”).

BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Enterprise Risk Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CIO joined BNY Mellon in 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s CISO joined BNY Mellon in 2025 and previously led the global assurance function for cybersecurity and technology controls at a global systemically important financial institution. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions. BNY Mellon believes that refreshing leadership in the CIO, CISO and Chief Technology Risk Officer roles brings new perspectives and specialized expertise to enhance cybersecurity practices, while continuity is safeguarded through disciplined succession and transition planning.

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

As of December 31, 2025, the Underlying Properties had proved reserves of 10.4 MMBoe with 76% and 83% of the volumes and PV-10 value, respectively, attributable to proved developed reserves. All of the 10.4 MMBoe of proved reserves, based on PV-10 value, were operated by third-party operators.

The Sponsor’s interests in the Underlying Properties require the Sponsor to bear its proportionate share of the costs of development and operation of such properties. As of December 31, 2025, the Sponsor held average working interests of approximately 10% and 15% and average net revenue interests of approximately 8% and 11% in the Underlying Properties located in the Permian Basin and East Texas/North Louisiana regions, respectively. The Underlying Properties are also burdened by non-cost bearing interests owned by third parties consisting primarily of overriding royalty and royalty interests.

Reserves

Cawley, Gillespie & Associates, Inc. (“Cawley Gillespie”), independent petroleum and geological engineers, estimated crude oil (including natural gas liquids) and natural gas proved reserves of the Underlying Properties’ full economic life and for the Trust life as of December 31, 2025. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates. In addition, the reserves and net revenues attributable to the Net Profits Interest include only 80% of the reserves attributable to the Underlying Properties that are expected to be produced within the term of the Net Profits Interest.

The independent petroleum engineer’s report as to the proved oil and natural gas reserves as of December 31, 2025, was prepared by Cawley Gillespie. Cawley Gillespie, whose firm registration number is F-693, was founded in 1961 and is a leader in the evaluation of oil and gas properties. The technical person at Cawley Gillespie primarily responsible for overseeing the reserve estimates with respect to the Underlying Properties and the Net Profits Interest attributable to the Trust is W. Todd Brooker. Mr. Brooker has been a petroleum consultant for Cawley Gillespie since 1992 and is currently the Senior Vice President. He is a registered professional engineer in the State of Texas (license no. 83462) and a graduate of the University of Texas with a Bachelor of Science in Petroleum Engineering.

Information concerning changes in net proved reserves attributable to the Trust, and the calculation of the standardized measure of the related discounted future net revenues is contained in the notes to the financial statements of the Trust included in this Form 10-K. COERT has not filed reserve estimates covering the Underlying Properties with any other federal authority or agency.

The following table summarizes the estimated proved reserve quantities and PV-10 attributable to the Trust and Underlying Properties as of December 31, 2025 and 2024:

	Trust Net Profits Interest				Underlying Properties
	Oil(1)	Natural Gas	Total(2)	PV-10(3)	Oil(1)	Natural Gas	Total(2)	PV-10(3)
	(MBbls)	(MMcf)	(MBoe)	(in thousands)	(MBbls)	(MMcf)	(MBoe)	(in thousands)
2025
Proved Developed Producing	1,714	9,056	3,223	$60,634	4,339	21,334	7,895	$75,793
Proved Developed Non-Producing	4	1	4	162	6	3	6	204
Proved Undeveloped	219	5,014	1,055	12,449	432	12,601	2,532	15,562
2024
Proved Developed Producing	2,437	5,892	3,419	$76,822	5,595	13,374	7,824	$96,027
Proved Developed Non-Producing	4	7,290	1,219	8,293	6	12,840	2,146	10,367
Proved Undeveloped	298	962	458	6,246	575	1,846	883	3,096

(1)	Reserves for natural gas liquids are included as a component of oil reserves.
(2)	Boe represents an approximate energy equivalent basis such that one Bbl of crude oil equals approximately six Mcf of natural gas. However, the value of oil and natural gas value and the value of reserve volumes of oil and natural gas are often substantially different than the amount implied by the Boe ratio.
(3)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved crude oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash inflows using the twelve-month unweighted arithmetic average of the first-day-of-the-month commodity prices, after adjustment for differentials in location and quality, for each of the preceding twelve months. An estimate of PV-10 is provided because it provides useful information to investors as it is widely used by professional analysts and sophisticated investors when evaluating oil and gas companies. PV-10 is considered relevant and useful for evaluating the relative monetary significance of oil and natural gas reserves. PV-10 is not intended to represent the current market value of the estimated reserves of the Underlying Properties. PV-10 differs from standardized measure of discounted future net cash flows because it does not include the effect of future income taxes. Please refer to the notes to the financial statements of the Trust included in this Form 10-K.

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

	2025	2024	2023
Oil (per Bbl)	$65.34	$75.48	$78.22
Natural gas (per Mcf)	$3.39	$2.13	$2.64

Changes in Proved Undeveloped Reserves

During the year ended December 31, 2025, proved undeveloped reserves of the Underlying Properties increased 1.6 MMBoe primarily due to the increase in the estimated reserves for the booked, non-operated wells in Haynesville shale of Louisiana, partially offset by the decrease in the amount of booked, non-operated Wolfcamp shale wells in the Permian Basin. The following is a summary of the changes in quantities of proved undeveloped reserves for the Underlying Properties during the year ended December 31, 2025.

	Underlying Properties
	Oil(1)	Natural Gas	Total
	(MBbls)	(MMcf)	(MBoe)
Balance – December 31, 2024	575	1,846	890
Development	109	8,787	1,574
Revisions and Other	(253)	1,968	75
Balance – December 31, 2025	432	12,601	2,539

(1)	Reserves for natural gas liquids are included as a component of oil reserves.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total number of wells or acres in the Underlying Properties and “net” refers to gross wells or acres multiplied by the percentage working interest owned by the Sponsor and in turn attributable to the Underlying Properties. All the acreage comprising the Underlying Properties is held by production. Although many wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The Underlying Properties are interests in properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region. The following is a summary of the approximate acreage of the Underlying Properties at December 31, 2025:

	Acres
	Gross	Net
Permian Basin	119,112	33,830
East Texas/North Louisiana	10,424	2,840
Total	129,536	36,670

The following is a summary of the producing wells on the Underlying Properties as of December 31, 2025:

	Oil		Natural Gas
	Gross Wells(1)	Net Wells	Gross Wells(1)	Net Wells
Permian Basin	2,274	185	74	7
East Texas/North Louisiana	—	—	210	23
Total	2,274	185	284	30

(1)	The Sponsor’s total producing wells include 2,558 non-operated wells.

The following is a summary of the number of development and exploratory wells drilled on the Underlying Properties located in the Permian Basin and East Texas/North Louisiana during the last three years:

Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Permian Basin
Development Wells:
Productive	4	0.4	47	1.2	15	0.5
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	4	0.4	47	1.2	15	0.5
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
East Texas/North Louisiana
Development Wells: (1)
Productive	10	0.5	6	0.3	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—
Total:
Productive	10	0.5	6	0.3	—	—
Dry holes	—	—	—	—	—	—
	—	—	—	—	—	—

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

The largest fields in the Underlying Properties are located primarily in the Permian Basin (measured by Boe reserves at December 31, 2025). The largest field in the Permian Basin region is the Spraberry field, which individually accounts for 20 percent of the Underlying Properties reserves as of December 31, 2025. This unit produces from the Wolfcamp formations at depths up to 8,500 feet. Proved reserves attributable to the Underlying Properties in the Eunice Monument field were 2.1 MMBoe as of December 31, 2025. This field is operated by Pioneer Natural Resources, Ovintiv and Coterra Energy.

East Texas/North Louisiana Region

The Underlying Properties contain interests in 10,424 gross (2,840 net) acres in the East Texas/North Louisiana region across three fields: the Elm Grove field, operated primarily by BP Energy, Aethon Energy Operating, LLC and Comstock Oil & Gas, LLC; and the Kingston field, operated by Diversified Production, LLC. All proved reserves attributable to the Underlying Properties in the East Texas/North Louisiana region are located in the Haynesville, Cotton Valley, and Hosston reservoirs of the Elm Grove and Kingston fields. Proved reserves attributable to the Underlying Properties in the Elm Grove and Kingston fields were 3.6 MMBoe and 0.1 MMBoe, respectively, as of December 31, 2025.

Production and Reserves

The following table shows the net production, average sales price, average lease operating expense, and proved reserves as of year-end for the Underlying Properties located in the Permian Basin of west Texas and New Mexico and in the East Texas/North Louisiana region, which relates to the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2025, 2024 and 2023.

		Year Ended December 31,
		2025	2024	2023
Permian Basin	Oil Sales Volumes (Bbls)	436,201	634,618	439,122
	Natural Gas(1) Sales Volumes (Mcf)	2,587,074	3,324,021	1,700,680
	Total Sales Volumes (Boe)	867,380	1,188,621	722,568
	Oil Average Sales Price per Bbl	$69.01	$79.20	$78.85
	Natural Gas Average Sales Price per Mcf	$1.90	$1.98	$3.52
	Average Lease Operating Expense per Boe	$25.30	$18.46	$30.44
	Proved Reserves (MBoe)	6,721	8,510	6,830

East Texas/North Louisiana	Oil Sales Volumes (Bbls)	469	384	418
	Natural Gas(1) Sales Volumes (Mcf)	3,885,214	2,255,872	1,081,888
	Total Sales Volumes (Boe)	648,004	376,363	180,733
	Oil Average Sales Price per Bbl	$36.67	$69.91	$71.23
	Natural Gas Average Sales Price per Mcf	$3.10	$2.11	$4.22
	Average Lease Operating Expense per Boe	$2.35	$4.05	$8.61
	Proved Reserves (MBoe)	3,712	2,343	1,112

Total	Oil Sales Volumes (Bbls)	436,669	635,002	439,540
	Natural Gas(1) Sales Volumes (Mcf)	6,472,288	5,579,893	2,782,568
	Total Sales Volumes (Boe)	1,515,384	1,564,984	903,302
	Oil Average Sales Price per Bbl	$68.97	$79.20	$78.84
	Natural Gas Average Sales Price per Mcf	$2.62	$2.03	$3.79
	Average Lease Operating Expense per Boe	$15.49	$15.00	$26.07
	Proved Reserves (MBoe)	10,433	10,853	7,941

(1)	Production of natural gas liquids is immaterial and included as a component of natural gas production.

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

The Sponsor generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Net Profits Interest, without the consent of the Trust unitholders. Following the sale of all or any portion of the Underlying Properties, the purchaser will be bound by the obligations of the Sponsor under the Trust Agreement and the Conveyance with respect to the portion sold. In addition, the Sponsor may, without the consent of the Trust unitholders, require the Trustee to release the Net Profits Interest associated with any lease that accounts for no more than 0.25% of the total production from the Underlying Properties in the prior 12 months, provided that the Net Profits Interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases may be made only in connection with a sale by the Sponsor to a non-affiliate of the relevant Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interest. In September 2025, the Sponsor sold approximately $0.4 million in non-producing, non-cash flowing acreage to a private oil company, free and clear of the Net Profits Interest, as permitted under the Trust Agreement. The proceeds from this sale attributable to the Trust’s Net Profits Interest were included in the distribution that was paid to Trust unitholders on December 15, 2025.

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

The Trust Units trade on the New York Stock Exchange under the symbol “PVL.” At December 31, 2025, there were 33,000,000 Trust Units outstanding. On March 20, 2026, there were six unitholders of record. This number does not include owners for whom Trust Units may be held in “street” name.

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

Recent Sales of Unregistered Securities

There were no equity securities sold by the Trust during the year ended December 31, 2025.

Purchases of Equity Securities

There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of 2025.

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

2025 Recap and 2026 Outlook

COERT believes that the outlook for oil and gas industry remains mixed, particularly in light of the recent commencement of hostilities in the Persian Gulf and the resulting increase in oil prices. COERT believes that natural gas-weighted capital expenditures will remain elevated compared to prior years as the continued development of U.S. liquified natural gas (“LNG”) export capacity provides a tailwind for operators of the Underlying Properties and other U.S. energy assets. Specifically, the Haynesville shale region, where the Underlying Properties have seen increased activity in recent years, is nearest to the LNG export terminals on the U.S. Gulf Coast. COERT expects Haynesville shale activity to remain elevated. COERT also expects oil-directed capital expenditures to decline from prior years but to be even more volatile given the rise in oil prices in the first quarter of 2026.

Meanwhile, the continuing trend of consolidation within the oil and gas industry may alter the level and targeted area of capital expenditures. In recent years, several of the largest operators on the Underlying Properties have sold assets to other large operators or have been acquired by larger super majors, which can affect the pace of capital expenditures. COERT indicates that the operators who have taken over operations of several of the largest Underlying Properties generally are larger, better-capitalized entities with higher credit ratings.

The average NYMEX oil and natural gas prices experienced continued volatility in 2025, with average oil prices continuing their trend of average annual declines. The average NYMEX oil price of $64.73 per Bbl in calendar year 2025 was down from $75.79 per Bbl in calendar year 2024, a decline of 15%. The price range varied from high of $80.04 per Bbl in January 2025 to a low of $55.27 per Bbl in December 2025. Similar to the prior year, the second half of 2025 saw more muted prices, which could potentially weigh on the outlook for capital activity by operators in 2026. Oil prices generally declined in the second half of 2025, as the Trump Administration’s global trade and economic policies led to greater market uncertainty. Natural gas prices, while volatile, nevertheless experienced a meaningful improvement year-over-year, reflecting continued demand growth from U.S. LNG exports and increasing power usage for digital infrastructure and other sectors. The average NYMEX natural gas price increased from $2.41 per MMBtu in calendar year 2024 to $3.62 per MMBtu in calendar year 2025, an increase of 50%. Despite this increase, the range of natural gas prices during the year remained wide, with a low of $2.70 per MMBtu in August 2025 and a high of $5.29 per MMBtu in December 2025. The increase in natural gas prices has outpaced overall capital expenditures in the industry, however, as the Baker Hughes average weekly U.S. natural gas rig count increased from 105 in calendar year 2024 to 113 in calendar year 2025, an increase of less than 8%. COERT believes that the outperformance of the natural gas commodity to the natural gas rig count is representative of the shift in industry sentiment to prioritize free cash flow over production growth compared to prior cycles. This industry behavior, coupled with the mixed outlook for oil prices compared to natural gas prices, was also reflected in the Underlying Properties during 2025. Capital expenditures on the Underlying Properties declined 35% from the record spending in calendar year 2024. Although revenue from the Underlying Properties in 2025 declined 24% due primarily to the decline in oil prices, the Income from Net Profits Interest to the Trust only declined 8% year-over-year, as the reduction in capital expenditures helped to offset the decline in revenues.

Given increasing geopolitical uncertainty and its impact on forward commodity prices, as well as continued turnover in the ownership of some of the operators of the Underlying Properties, COERT believes that planned capital expenditures during 2026 remain somewhat uncertain. Based on currently available information, COERT anticipates 2026 capital expenditures on the Underlying Properties to range from $9.0 million to $15.0 million, or $7.2 million to $12.0 million net to the Trust’s 80% Net Profits Interest. This would represent a modest decrease at the midpoint from the 2025 levels. COERT indicates that the majority of the expected capital expenditures remain directed in the Haynesville area of the Underlying Properties given higher relative natural gas prices and accelerated drilling activity by a certain super major oil company that operates a portion of those properties. COERT indicates that it continues to have access to adequate capital and liquidity to fund such capital expenditures as they come due.

COERT believes there could be further opportunity in 2026 for prospective divestitures of some or all of the Underlying Properties, as operators of some of the Underlying Properties look to consolidate non-operated interests and acreage given recent merger and acquisition activity in the industry.

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

Operator	Region	Number of Wells	Underlying Properties W/I	Project	Capex Cumulative Total	Status
Large Cap E&P 1	Delaware	3	5.0%	D&C New Drills	–	3 Pre Drills
Large Cap E&P 2	Midland	6	0.8%	D&C New Drills	$1,000	6 Drilling in Process
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	–	19 Pre Drills
Large Super Major 1	Haynesville	3	8.9%	D&C New Drills	$436,000	3 Drilling in Process
PE-Backed Private 1	Delaware	2	4.6%	D&C New Drills	$203,000	2 Producing awaiting first revenue
PE-Backed Private 2	Delaware	7	1.2%	D&C New Drills	$127,000	4 Drilling in Process

The Sponsor expects that a majority of the projects above that are still in process or awaiting first revenues will be completed and will begin producing during 2026.

Results of Operations

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for the distributions paid during the years ended December 31, 2025 and 2024.

	Underlying Properties Sales Volumes		Average Price
Month of Distribution	Oil (Bbls)	Natural Gas (Mcf)	Oil (per Bbl)	Natural Gas (per Mcf)
2025:
September	326,589	4,167,300	$70.50	$2.37
October	34,446	702,645	$65.41	$2.81
November	39,977	825,273	$62.17	$2.91
December	35,657	777,070	$64.30	$2.96
Total—2025(1)	436,669	6,472,288	$63.88	$2.76
2024:
February	115,343	711,124	$83.99	$2.38
August	346,439	2,610,841	$77.10	$2.18
September	41,469	394,278	$79.53	$1.39
October	38,579	374,304	$77.69	$1.69
November	52,287	1,105,204	$79.43	$2.44
December	40,886	384,143	$75.88	$1.78
Total—2024(2)	635,003	5,579,894	$78.84	$3.79

(1)	The table for the year ended December 31, 2025 does not separately display sales volumes for January through August because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative.
(2)	The table for the year ended December 31, 2024 does not separately display sales volumes for January, March, July and August because the Trust did not pay a distribution with respect to those months, as the net profits interest calculation for each such period was negative.

Computation of Income from Net Profits Interest Received by the Trust

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 newly issued Trust Units. The Net Profits Interest entitles the Trust to receive 80% of the net profits from the sale and production of oil and natural gas attributable to the Underlying Properties that are produced during the term of the Conveyance, which commenced on July 1, 2011. The Trust’s Income from Net Profits Interest consists of monthly net profits attributable to the Net Profits Interest. Net profits income for the years ended December 31, 2025 and 2024 were determined as shown in the following table:

	Year Ended December 31,
	2025	2024
Gross profits:
Oil sales	$30,117,726	$50,291,248
Natural gas sales	16,959,057	11,341,855
Total	47,076,783	61,633,103
Costs:
Direct operating expenses:
Lease operating expenses	19,379,000	26,801,000
Compression, gathering and transportation	5,778,000	3,773,000
Production, ad valorem and other taxes	3,005,000	4,140,000
Development expenses	13,149,000	20,345,000
Total	41,311,000	55,059,000
Gross proceeds from sale/lease of undeveloped acreage	389,043	146,400
Net profits attributable to Underlying Properties	$6,154,826	$6,720,503
Percentage allocable to Net Profits Interest	80%	80%
Income from Net Profits Interest	$4,923,860	$5,376,503
Capex Reserve – Release (Holdback) for anticipated capital expenditures(1)	(250,000)	(1,000,000)
Less: COERT Loan Repayment	(751,956)	(527,076)
Less: Trust general and administrative expenses and cash withheld for expenses	(687,897)	(1,027,825)
Release of Escrow(2)	282,072	—
Distributable income	$3,516,070	$2,821,500

(1)	See discussion under “—Years Ended December 31, 2025 and 2024” below.
(2)	Represents the release by the Sponsor of the $250,000 withheld from the net proceeds allocable to the Trust from the Sponsor’s sale in August 2023 of certain oil and gas properties in the Permian Basin, which amount was intended to cover possible indemnification obligations arising during the indemnification period following the closing of the sale. Together with interest, this amount equated to $282,072.

In 2024, net profits from the Underlying Properties were positive, which eliminated the cumulative Net Profits Interest shortfall of $1.2 million and the cumulative outstanding Sponsor advances to the Trust of $0.5 million.  Because the Net Profits Interest shortfall that existed as of December 31, 2023 was eliminated in 2024, revenues and the associated direct operating and development expenses for the last month of 2023 are included in the calculation of distributable income detailed in the table above for the year ended December 31, 2024, and the related sales volumes are detailed in the table below.

The following table displays oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Underlying Properties Sales Volumes:
Oil (Bbls)	436,669	635,003
Natural Gas (Mcf)	6,472,288	5,579,894
Combined (Boe)	1,515,384	1,564,985

Average Prices:
Oil – NYMEX (applicable NPI period) ($/Bbl)	$67.98	$78.04
Differential	$0.99	$1.16
Oil prices realized ($/Bbl)	$68.97	$79.20

Natural gas – NYMEX (applicable NPI period) ($/Mcf)	$3.07	$2.28
Differential	$(0.45)	$(0.25)
Natural gas prices realized ($/Mcf)	$2.62	$2.03

Years Ended December 31, 2025 and 2024

Net profits attributable to the Underlying Properties for the year ended December 31, 2025 are calculated from the following:

•	oil sales related to oil produced from the Underlying Properties primarily from September 2024 through August 2025;

•	natural gas sales related to natural gas produced from the Underlying Properties primarily from August 2024 through July 2025; and

•	direct operating and development expenses related to expenses and capital incurred primarily from October 2024 to September 2025.

Net profits attributable to the Underlying Properties for the year ended December 31, 2025 were $6.2 million compared to $6.7 million for the year ended December 31, 2024. As discussed in “—Computation of Income from Net Profits Interest Received by the Trust” above, no distribution was made to Trust unitholders in December 2023 due to the Net Profits Interest shortfall. Accordingly, under the modified cash basis of accounting, the oil and natural gas sales, direct operating expenses and development expenses attributable to the corresponding production period were excluded from the calculation of distributable income for the year ended December 31, 2023 and instead were included in the Trust’s results for the year ended December 31, 2024, once the shortfall was recouped. Therefore, several variances between the periods are due to the inclusion of thirteen months of results in the year ended December 31, 2024 compared to twelve months in the year ended December 31, 2025. The $0.5 million decrease in net profits attributable to the Underlying Properties from the 2024 period to the 2025 period was primarily due to the following items:

•	Oil sales decreased $20.2 million, primarily due to a decrease in produced volumes, which decreased revenues by $15.7 million. This decrease was primarily due to the several new Permian wells that either turned to sales or completed title work and thereby allowed production attributable to prior periods to be released by the operators of the Underlying Properties in 2024. Realized oil sales prices decreased by 13% in 2025 compared to 2024, which decreased revenues by $4.5 million.

•	Natural gas sales increased $5.6 million compared to 2024, reflecting a $1.8 million increase due to higher produced volumes and a $3.8 million increase due to higher realized prices. The average natural gas price received increased 29% primarily due to the increase in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the year ended December 31, 2025 were $19.4 million compared to $26.8 million during the year ended December 31, 2024, a decrease of $7.4 million. Approximately $1.4 million of the 2024 expenses were attributable to a settlement between COERT and one of the operators of the Underlying Properties relating to a dispute with respect to certain lease operating expenses from 2018 and 2019 that the operator had mistakenly coded for Enduro instead of COERT. In May 2023, COERT and the operator agreed to settle the dispute at a discounted amount, resulting in an incremental lease operating expense adjustment of approximately $0.4 million per month from June 2023 through December 2023, after which no additional amounts relating to the disputed expenses will be owed to the operator. The remaining decrease in lease operating expenses was primarily due to several new drilled wells that came online in 2024 compared to 2025.

•	Compression, gathering and transportation expenses increased from $3.8 million in 2024 to $5.8 million in 2025 primarily due to higher sales volumes from three new Haynesville wells that came online in 2025.

•	Production, ad valorem and other taxes decreased $1.1 million in 2025 compared to 2024, primarily due to the decreased produced oil volumes.

•	Development expenses decreased $7.2 million due to higher drilling and completion costs related to multiple new wells in the Permian and Haynesville areas during 2024 compared to 2025.

During the year ended December 31, 2024, the Sponsor withheld from the net profits otherwise payable to the Trust a net aggregate total of $1.0 million for the establishment of a cash reserve for approved, future development expenses. This reserve was intended to fund an expected increase in development expenses; however, if those expenses are ultimately delayed or are less than expected, or if the outlook changes, amounts reserved but unspent would be released as an incremental cash distribution in a future period. This cash reserve for future development was fully released to the Trust in early 2025. In late 2025, the Sponsor withheld $1.3 million for the establishment of a new cash reserve for future development expenses.

The Trust withheld $0.7 million and paid $0.8 million for general and administrative expenses during the year ended December 31, 2025. Expenses paid during the period primarily consisted of fees for the preparation of 2024 tax information for Trust unitholders, preparation of the Trust’s 2024 reserve report and Annual Report on Form 10-K, 2024 financial statement audit fees, preparation of the Trust’s 2025 monthly press releases and Quarterly Reports on Form 10-Q, Trustee fees, and New York Stock Exchange listing fees. For the year ended December 31, 2024, the Trust withheld $1.6 million and paid $1.0 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In November 2021, the Trustee notified COERT of the Trustee’s intent to build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. From February 2022 through March 2023, the Trustee withheld $37,833, and commencing with the distribution to Trust unitholders paid in April 2023 has been withholding and, in the future, intends to withhold $50,000, from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of December 31, 2025, this cash reserve totaled $1,441,386.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow money other than Sponsor advances to pay the Trust’s monthly operating expenses. At December 31, 2025 and 2024, the Trust held cash reserves of $2,733,791 and $2,193,787, respectively, for future Trust expenses. Since its formation, the Trust has not borrowed any funds other than Sponsor advances to pay the Trust’s monthly operating expenses and no amounts have been drawn on the letter of credit.

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

The Sponsor has not entered into any hedge contracts relating to oil and natural gas volumes produced from the Underlying Properties, attributable to the Net Profits Interest for the years ended December 31, 2025 or 2024, and the terms of the Conveyance prohibit COERT from entering into new hedging arrangements burdening the Trust.

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

Impairment of Net Profits Interest. The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. The Trust did not realize any impairment during the years ended December 31, 2025 or 2024. Future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated market pricing could result in recognition of impairment in future periods. Any impairment of the Net Profits Interest will result in a non-cash charge to Trust corpus and will not affect distributable income. For further information, see “Note 3. Net Profits Interest in Oil and Gas Properties” of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of Permianville Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of Permianville Royalty Trust (the Trust) as of December 31, 2025 and 2024, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2025 and 2024, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, as described in Note 2, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 23, 2026

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$2,733,791	$2,193,787
Net profits interest in oil and natural gas properties, net	36,234,241	41,892,402
Total assets	$38,968,032	$44,086,189
LIABILITIES AND TRUST CORPUS
Advances to the Trust	$–	$150,000
Total liabilities	–	150,000
Trust corpus (33,000,000 units issued and outstanding)	38,968,032	43,936,189
Total liabilities and Trust corpus	$38,968,032	$44,086,189

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

	Year Ended December 31,
	2025	2024
Income from net profits interest	$4,644,698	$4,259,281
Income from sale/lease of assets	311,234	117,120
Income from sale of producing properties	–	–
Interest and investment income	92,465	80,032
General and administrative expenses	(842,323)	(985,843)
Cash reserves withheld for Trust expenses	(690,004)	(649,090)
Distributable income	$3,516,070	$2,821,500
Distributable income per unit (33,000,000 units)	$0.106548	$0.085500

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2025	2024
Trust corpus, beginning of period	$43,936,189	$51,628,130
Sale of net profits interest of producing properties	-	-
Cash reserves withheld for Trust expenses	690,004	649,090
Distributable income	3,516,070	2,821,500
Distributions to unitholders	(3,516,070)	(2,821,500)
Amortization of net profits interest	(5,658,161)	(8,341,031)
Trust corpus, end of period	$38,968,032	$43,936,189

The accompanying notes to financial statements are an integral part of these statements.

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1.	TRUST ORGANIZATION AND PROVISIONS

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

On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, the Sponsor assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of December 31, 2025, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

Impairment

The Net Profits Interest in oil and natural gas properties is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2025 or 2024, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates which are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust Corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of December 31, 2025 and 2024 was $316,693,065 and $311,034,905, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the years ended December 31, 2025 or 2024, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
2025:
March 17, 2025	March 31, 2025	April 14, 2025	$0.008548
August 18, 2025	August 29, 2025	September 15, 2025	$0.016000
September 18, 2025	September 30, 2025	October 15, 2025	$0.023000
October 17, 2025	October 31, 2025	November 14, 2025	$0.030000
November 17, 2025	November 28, 2025	December 15, 2025	$0.029000
Total—2025			$0.106548
2024:
July 18, 2024	July 31, 2024	August 14, 2024	$0.011000
August 16, 2024	August 30, 2024	September 16, 2024	$0.035000
September 16, 2024	September 30, 2024	October 15, 2024	$0.014000
October 18, 2024	October 31, 2024	November 15, 2024	$0.015000
November 18, 2024	November 29, 2024	December 13, 2024	$0.010500
Total—2024			$0.085500

PERMIANVILLE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS—Continued

6.	TRUSTEE FEES AND RELATED PARTY TRANSACTIONS

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee and $2,000 to the Delaware Trustee. During each of the years ended December 31, 2025 and 2024, the Trust paid $200,000 to the Trustee pursuant to the terms of the Trust Agreement. During the years ended December 31, 2025 and 2024, the Trust paid $2,010 and $0, respectively, to the Delaware Trustee pursuant to the terms of the Trust Agreement.

Letter of Credit. Under the terms of the Trust Agreement, COERT has provided the Trust with a $1,200,000 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is not sufficient to pay ordinary course administrative expenses. The letter of credit is issued to the benefit of the Trustee. The standby letter of credit was issued by West Texas National Bank and matures on December 31, 2026. The letter of credit to the Trustee is unfunded as of December 31, 2025.

Advances from COERT. From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. Such advances are recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. As of December 31, 2025 and 2024, advances to the Trust were $0 and $150,000, respectively.

Registration Rights Agreement. The Trust and COERT (as the assignee of Enduro, in connection with the Sale Transaction) are parties to a Registration Rights Agreement, as amended, whereby COERT, its affiliates and certain permitted transferees holding registrable Trust Units are entitled, upon receipt by the Trustee of written notice from holders of a majority of the then outstanding registrable Trust Units, to demand that the Trust effect the registration of the registrable Trust Units. The holders of the registrable Trust Units are entitled to demand a maximum of five such registrations. In connection with the preparation and filing of any registration statement, COERT will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust. Any underwriting discounts and commissions will be borne by the seller of the Trust Units. In 2022, the Trust filed a registration statement on Form S-3 pursuant to the Registration Rights Agreement to register the offering by COERT of up to 8,600,000 Trust Units.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

Subsequent to December 31, 2025, the Trust paid or declared the following distributions:

Declaration Date	Record Date	Payment Date	Distribution per Unit
December 19, 2025	December 31, 2025	January 15, 2026	$0.023000
January 20, 2026	January 30, 2026	February 13, 2026	$0.015000
February 18, 2026	March 2, 2026	March 13, 2026	$0.005000
March 16, 2026	March 31, 2026	April 14, 2026	$0.001000

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION

8.	Supplementary Oil and Natural Gas Information (Unaudited)

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

	2025	2024
Oil (per Bbl)	$65.34	$75.48
Natural gas (per MMBTU)	$3.39	$2.13

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

As of December 31, 2025 and 2024, all of the Underlying Properties’ oil and natural gas reserves were attributable to properties within the United States. Proved reserves attributable to the Trust and related standardized measure valuations are prepared on an accrual basis, which is the basis on which Enduro and, following the Sale Transaction, the Sponsor, and the Underlying Properties maintain their production records and is different from the basis on which the Trust production records are computed. The following is a summary of the changes in quantities of proved oil and natural gas reserves attributable to the Trust for the periods indicated:

	Trust Net Profits Interest
	Oil (1) (MBbls)	Natural Gas (MMcf)	Total (MBOE)
Balance—January 1, 2024	2,163	9,354	3,722
Extensions and discoveries	353	9,295	1,902
Revisions of previous estimates	858	1,075	1,037
Income from Net Profits Interest	(635)	(5,580)	(1,565)
Balance—December 31, 2024	2,739	14,144	5,096
Extensions and discoveries	132	7,034	1,304
Revisions of previous estimates	(497)	(635)	(603)
Income from Net Profits Interest	(437)	(6,472)	(1,515)
Balance—December 31, 2025	1,937	14,071	4,282
Proved developed reserves:
December 31, 2024	2,441	13,182	4,638
December 31, 2025	1,718	9,057	3,227
Proved undeveloped reserves:
December 31, 2024	298	962	458
December 31, 2025	219	5,014	1,055

(1)	Reserves for natural gas liquids are immaterial and included as a component of oil reserves.

PERMIANVILLE ROYALTY TRUST

UNAUDITED SUPPLEMENTARY INFORMATION—Continued

Revisions of previous estimates. During the year ended December 31, 2025, revisions of previous estimates decreased oil reserves by 28%.The NYMEX average oil price of $65.34 per Bbl used to determine reserves as of December 31, 2025 was 16% lower than the $75.48 per Bbl average NYMEX oil price as of December 31, 2024.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust was as follows as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Future cash inflows	$141,485	$197,669
Future production taxes	(10,696)	(15,945)
Future net cash flows	$130,789	$181,724
10% annual discount for estimated timing of cash flows	(57,543)	(90,362)
Standardized measure of discounted future net cash flows	$73,246	$91,362

The changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves attributable to the Trust for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Extensions, discoveries, and other additions	$11,121	$13,869
Accretion of discount	9,136	7,666
Revisions of previous estimates and other	(33,728)	(2,569)
Divestiture of reserves	–	–)
Income from Net Profits Interest	(4,645)	(4,259)
Change in present value of future net revenues	(18,116)	14,706)
Balance, beginning of period	91,362	76,656
Balance, end of year	$73,246	$91,362

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2025, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of COERT.

TRUSTEE’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Pursuant to the Trust Agreement, the Trust pays an annual administrative fee of $200,000 to the Trustee. During each of the years ended December 31, 2025 and 2024, the Trustee received $200,000 in administrative fees and reimbursable expenses from the Trust. The Trust does not have any executive officers, directors or employees. The Trust does not have a board of directors, and it does not have a compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Securities Authorized for Issuance Under Equity Compensation Plans.

The Trust does not have any employees and does not maintain any equity compensation plans.

(b)	Security Ownership of Certain Beneficial Owners.

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust Units as of March 23, 2026 except as set forth below. The following information has been obtained from public filings with the SEC.

Beneficial Owner	Trust Units Beneficially Owned		Percent of Class
Permianville Holdings LLC	7,363,961	(1)	22.3%
Aaron Gelband	1,932,522	(2)	5.9%
Jerry Roger Kent	1,722,300	(3)	5.2%

(1)	Based on a Form 4 dated August 17, 2023 filed by Permianville Holdings LLC (“Holdings”). The principal business office address for Holdings is 60 Arch Street, 3rd Floor, Greenwich, CT 06830.

(2)	Based on a Schedule 13G filed with the SEC on May 19, 2025 by Warren Street Capital Partners LP (“Warren Street Capital LP”), Warren Street Capital GP, LLC (“Warren Street Capital GP”), Warren Street Capital Management, LLC (“Warren Street Capital Management”) and Aaron Gelband. The principal business address of each of the reporting persons is 1345 Avenue of the Americas, New York, New York 10105. According to the filing, Warren Street Capital GP serves as the general partner of Warren Street Capital LP; Warren Street Capital Management serves as the investment manager of Warren Street Capital LP and a certain managed account (the “Warrant Street Account”); and Mr. Gelband serves as the Managing Member of each of Warren Street Capital GP and Warren Street Capital Management. According to the filing, by virtue of these relationships, Warren Street Capital GP, Warren Street Capital Management and Mr. Gelband may be deemed to beneficially own the Trust Units owned directly by Warren Street Capital LP and Warren Street Capital Management, and Mr. Gelband may also be deemed to beneficially own the Units held in the Warren Street Account. Mr. Gelband may also be deemed to beneficially own the Trust Units held by his wife. According to the filing, Mr. Gelband has sole voting power with respect to 292,122 Trust Units, shared voting power with respect to 1,640,400 Trust Units, sole dispositive power with respect to 292,122 Trust Units, and shared dispositive power with respect to 1,640,400 Trust Units.
(3)	Based on a Schedule 13G/A filed with the SEC on June 23, 2023 by Jerry Roger Kent. The principal business office address for the reporting person is 4695 Preston Park Blvd., Suite 170 East, Plano, Texas 75093-5180. According to the filing, the reporting person has sole voting power with respect to 1,507,300 Trust Units, shared voting power with respect to 215,000 Trust Units, sole dispositive power with respect to 1,507,300 Trust Units, and shared dispositive power with respect to 215,000 Trust Units.

(c)	Security Ownership of Management.

Not applicable.

(d)	Changes in Control.

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

In 2022, the Trust filed a registration statement on Form S-3 pursuant to the Registration Rights Agreement to register the offering by COERT of up to 8,600,000 Trust Units.

Director Independence

The Trust does not have a board of directors.

Item 14.	Principal Accountant Fees and Services.

The Trustee has appointed Weaver and Tidwell, LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2026. During the years ended December 31, 2025 and 2024, Weaver and Tidwell, LLP served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees paid by the Trust for the years ended December 31, 2025 and 2024 by Weaver and Tidwell, LLP:

	2025	2024
Audit fees(1)	$98,700	$108,215
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$98,700	$108,215

(1)	Fees billed for professional services rendered for the audit of the Trust’s financial statements and reviews of the financial statements included in the Trust’s quarterly reports and annual financial statements.

The Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Weaver. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2) Schedules

Financial statement schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3) Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.

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

Date: March 23, 2026	PERMIANVILLE ROYALTY TRUST

	By:	THE BANK OF NEW YORK MELLON
TRUST COMPANY, N.A., AS TRUSTEE

		By:	/s/ SARAH NEWELL
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