Form 10-Q
period 2026-03-31
Permianville Royalty Trust
filed 2026-05-15
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$3,186,425	$2,733,791
Net profits interest in oil and natural gas properties, net	34,859,282	36,234,241
Total assets	$38,045,707	$38,968,032
LIABILITIES AND TRUST CORPUS
Trust corpus (33,000,000 units issued and outstanding)	38,045,707	38,968,032
Total liabilities and Trust corpus	$38,045,707	$38,968,032

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended March 31,
	2026	2025
Income from net profits interest	$1,955,307	$–
Interest and investment income	23,418	23,000
General and administrative expenses	(107,091)	(248,557)
Cash reserves (withheld) used for Trust expenses	(452,634)	225,557
Distributable income	$1,419,000	$–

Distributable income per unit (33,000,000 units)	$0.043000	$–

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended March 31,
	2026	2025
Trust corpus, beginning of period	$38,968,032	$43,936,189
Cash reserves withheld (used) for Trust expenses	452,634	(225,557)
Distributable income	1,419,000	–
Distributions to unitholders	(1,419,000)	–
Amortization of net profits interest	(1,374,959)	(1,200,956)
Trust corpus, end of period	$38,045,707	$42,509,676

Distributions per unit (33,000,000 units)	$0.043000	$–

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of March 31, 2026, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of March 31, 2026 and December 31, 2025 was $318,068,024 and $316,693,065, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three months ended March 31, 2026 or 2025, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

			Distribution
Declaration Date	Record Date	Payment Date	per Unit
Three Months Ended March 31, 2026:
December 19, 2025	December 31, 2025	January 15, 2026	0.023000
January 20, 2026	January 30, 2026	February 13, 2026	0.015000
February 18, 2026	March 2, 2026	March 13, 2026	0.005000
Year to Date – 2026			$0.043000
Three Months Ended March 31, 2025:
Year to Date – 2025			$–

During the three months ended March 31, 2025, direct operating and development expenses exceeded cash receipts, leading to a Net Profits Interest shortfall of approximately $1.4 million as of March 31, 2025, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2025.

6.	TRUSTEE FEES

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended March 31, 2026 and 2025, the Trust paid $50,000 to the Trustee and $2,010 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On April 14, 2026, a distribution of $0.010000 per unit, which was declared on March 16, 2026, was paid to Trust unitholders of record as of March 31, 2026.

On April 17, 2026, the Trust declared a distribution of $0.010000 per unit to unitholders of record as of April 30, 2026. The distribution is expected to be paid to unitholders on May 15, 2026.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to Permianville Royalty Trust, previously known as Enduro Royalty Trust, while references to “COERT” or the “Sponsor” in this document refer to COERT Holdings 1 LLC. References to “Enduro” in this document refer to Enduro Resource Partners LLC, the original sponsor of the Trust. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the SEC are available on the SEC’s website at www.sec.gov.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Such expectations may not prove to have been correct. When used in this document, the words “will,” “plans,” “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, in the Trust’s 2025 Annual Report on Form 10-K and the Trust’s other filings with the SEC could affect the future results of the energy industry in general, and COERT and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	risks associated with the drilling and operation of oil and natural gas wells;

•	the amount of future direct operating expenses and development expenses;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil producing countries (including the ongoing wars in Ukraine and the Persian Gulf and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•	the effect of existing and future laws and regulatory actions;

•	the effect of changes in commodity prices or alternative fuel prices;

•	the prohibition on the Trust’s entry into any new hedging arrangements under the terms of the Conveyance;

•	conditions in the capital markets;

•	competition from others in the energy industry;

•	uncertainty of estimates of oil and natural gas reserves and production;

•	potential impacts on the Sponsor’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K.

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

Outlook

The Sponsor has indicated to the Trustee that although development activity on the Underlying Properties through the first three months of 2026 decreased over 50% compared to the same period in 2025, the current level of in-progress drilling not yet billed to the Underlying Properties suggests that the forward outlook and indicated activity from operators appears to be improving. The Sponsor believes that the activity outlook for the remainder of the year will likely be weighted towards natural gas drilling in the Haynesville, similar to last year, as seen in the approximately 48% increase in natural gas production for the Underlying Properties for the first three months of 2026 compared to the same period in 2025. Given the indicated activity outlook from the super major oil and gas operator of the Underlying Properties responsible for much of the recent Haynesville activity, the Sponsor has maintained a cash reserve for near-term capital expenditures, consistent with prior periods in which material future capital expenditure obligations have been expected. As of March 31, 2026, the cash reserve balance was $0.9 million. At the beginning of the year, based on publicly announced budgets from various operators of the Underlying Properties, oil-weighted capital expenditures were expected to decrease year-over-year. However, based on more recent public announcements, prior estimated capital expenditures could increase but remain subject to substantial volatility given current macro events. As in prior periods, future capital expenditure expectations remain subject to revision from the operators of the Underlying Properties.

The Sponsor believes that the outlook for the oil and gas industry has improved compared to early second quarter of 2025, as recent macro events such as the Persian Gulf conflict have increased commodity price forecasts and emphasized the importance of North American-based oil and gas operations. Since the start of the year, oil prices have ranged from a low of $56 per Bbl to as high as $113 per Bbl, while natural gas prices have also experienced volatility, ranging from a low of $2.52 per MMBtu to a high of $7.46 per MMBtu over the same period. Although natural gas prices at the end of the first quarter of 2026 were lower than at the end of the first quarter of 2025, industry analysts continue to forecast increasing demand from the buildout of datacenters and the AI ecosystem that are expected to require both renewable energy sources and natural gas-powered electricity generation. Meanwhile, the Sponsor continues to believe that consolidation within the oil and gas sector could lead to lower operating costs given economies of scale, but could also lead to more binary swings in capital spending, as more assets and capital budgets are set by fewer operators than in years past.

Despite this volatility, given the pace of capital expenditures during the first three months of 2026, the Sponsor is reaffirming its 2026 capital spending outlook of $9.0 million to $15.0 million, or $7.2 million to $12.0 million net to the Trust’s Net Profits Interest, but currently expects those expenditures to trend toward the higher end of the range given current expectations and guidance from the operators of the Underlying Properties. The Sponsor expects a majority of the remaining anticipated capital expenditures in 2026 to be focused on the Haynesville area, given known projects currently in process. The Sponsor believes that any further increases to the expected capital expenditure budget likely would come from oil-weighted projects by operators in the Permian region adding near-term activity in response to the recent oil price increases driven by the ongoing Persian Gulf conflict. As in prior periods, however, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first three months of 2026, the Sponsor continued to see a reduction in operating costs on a per unit basis for the Underlying Properties compared to prior periods, due in part to the higher total production for the first quarter of 2026 compared to the same period last year. The Sponsor indicates that this increase in production has come predominately from natural gas production growth in the Haynesville region, which generally features lower operating costs compared to legacy production areas within the Underlying Properties. The Sponsor expects this trend to continue given the near-term outlook for natural-gas-weighted capital expenditure activity. According to the Sponsor, this decline in operating costs per unit has been partially offset by ongoing operational issues and cost overruns at some of the legacy, marginal oil-weighted assets on the Underlying Properties, which the Sponsor indicates it is continuing to proactively address through joint interest billing audits among other avenues afforded to non-operating working interest partners.

Although the commodity markets remain volatile, and there remains an inherent delay in cash flows given the non-operated nature of the Underlying Properties, the Sponsor indicates that it continues to have access to adequate capital and liquidity to fund such operating and capital expenditures as they come due. Furthermore, the Sponsor believes additional opportunities could arise in the coming quarters for potential divestitures and/or leasing of some or all of the Underlying Properties, subject to the Trust’s Net Profits Interest, as certain operators of the Underlying Properties may look to acquire assets.

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

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Capex Cumulative Total	Status
Large Cap E&P 1	Delaware	3	5.0%	D&C New Drills	–	3 Pre Drills
Large Cap E&P 2	Midland	6	0.8%	D&C New Drills	$460,237	6 Drilling in Process
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	–	19 Pre Drills
Large Cap E&P 4	Delaware	1	1.0%	D&C New Drills	–	1 Pre Drills
Large Super Major 1	Haynesville	3	8.9%	D&C New Drills	$3,181,894	3 Drilling in Process
PE-Backed Private 1	Delaware	2	4.6%	D&C New Drills	$703,816	2 Producing awaiting first revenue
PE-Backed Private 2	Delaware	7	1.2%	D&C New Drills	$479,873	7 Drilling in Process

The projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of those projects to be completed and to begin producing during the second half of 2026.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Gross profits:
Oil sales	$6,218,262	$8,530,705	(27%)
Natural gas sales	4,828,871	2,041,676	137%
Total	11,047,133	10,572,381	4%

Costs:
Direct operating expenses:
Lease operating expenses	4,588,000	4,729,000	(3%)
Compression, gathering and transportation	2,159,000	1,002,000	115%
Production, ad valorem and other taxes	695,000	708,000	(2%)
Development expenses	2,286,000	7,157,000	(68%)
Total	9,728,000	13,596,000	(28%)
Net profits	1,319,133	(3,023,619)	(144%)
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	1,055,307	(2,418,895)	144%
Capex Reserve – Release for anticipated 2025-2026 capital expenditures	900,000	–	N/A
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(536,307)	–	N/A
Distributable income	$1,419,000	$–	N/A

During the three months ended March 31, 2025, direct operating and development expenses exceeded cash receipts, leading to a Net Profits Interest shortfall of approximately $1.4 million as of March 31, 2025, which was carried forward to be deducted from future net profits generated by the Underlying Properties. As a result, there were no net profits reported or distributed in the first three months of 2025.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	104,082	114,380	(9%)
Natural Gas (Mcf)	1,750,936	1,180,460	48%
Combined (Boe)	395,905	311,123	27%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$61.03	$70.16	(13%)
Differential	$(1.28)	$4.43	(129%)
Oil prices realized ($/Bbl)	$59.74	$74.58	(20%)

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$2.80	$2.15	30%
Differential	$(0.04)	$(0.42)	(90%)
Natural gas prices realized ($/Mcf)	$2.76	$1.73	59%

Net profits attributable to the Underlying Properties for the three months ended March 31, 2026 were $1.3 million compared to a net profits deficit of $3.0 million for the three months ended March 31, 2025. The $4.3 million increase in net profits attributable to the Underlying Properties from the 2025 period to the 2026 period was primarily due to the following items:

•	Oil sales decreased $2.3 million due to lower produced volumes and lower realized prices. The 9% reduction in produced volumes decreased revenues by $0.8 million. Realized oil sales prices decreased 20% in the 2026 period compared to the 2025 period, which decreased revenues by $1.5 million.

•	Natural gas sales increased $2.8 million compared to the 2025 period, reflecting a $1.8 million increase due to higher realized prices. The 48% increase in produced volumes increased revenues by $1.0 million. The average natural gas price received increased 59% primarily due to the increase in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended March 31, 2026 decreased $0.1 million compared to the three months ended March 31, 2025.

•	Compression, gathering and transportation costs increased $1.2 million, primarily due to higher sales volumes from three new Haynesville wells included in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•	Production, ad valorem and other taxes remained consistent at $0.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

•	Development expenses decreased $4.9 million during the three months ended March 31, 2026 compared to the same period in 2025.

For the three months ended March 31, 2026, the Trust withheld $0.5 million and paid $0.1 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended March 31, 2025, the Trust withheld $0.0 million and paid $0.2 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of March 31, 2026, the Trustee has withheld $1,692,534 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of March 31, 2026 and December 31, 2025, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $3,186,425 and $2,733,791, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At March 31, 2026 and December 31, 2025, there were no outstanding advances. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2025 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the three months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2025 Annual Report on Form 10-K.

Item 5.	Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: May 15, 2026

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