Form 10-Q
period 2026-06-30
Permianville Royalty Trust
filed 2026-08-14
CIK 1520048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, 33,000,000 units of beneficial interest in Permianville Royalty Trust were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PERMIANVILLE ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$3,346,992	$2,733,791
Net profits interest in oil and natural gas properties, net	33,056,824	36,234,241
Total assets	$36,403,816	$38,968,032
LIABILITIES AND TRUST CORPUS
Advances from Sponsor	$99,960	$–
Total liabilities	99,960	–
Trust corpus (33,000,000 units issued and outstanding)	36,303,856	38,968,032
Total liabilities and Trust corpus	$36,403,816	$38,968,032

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Distributable Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from net profits interest	$1,632,084	$419,589	$3,587,391	$419,589
Interest and investment income	20,073	23,097	43,491	46,097
General and administrative expenses	(469,550)	(289,272)	(576,641)	(537,828)
Cash reserves (withheld) used for Trust expenses	(60,607)	128,670	(513,241)	354,226
Distributable income	$1,122,000	$282,084	$2,541,000	$282,084

Distributable income per unit (33,000,000 units)	$0.034000	$0.008548	$0.077000	$0.008548

The accompanying notes are an integral part of these financial statements.

PERMIANVILLE ROYALTY TRUST

Statements of Changes in Trust Corpus

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$38,045,707	$42,509,676	$38,968,032	$43,936,189
Cash reserves withheld (used) for Trust expenses	60,607	(128,670)	513,241	(354,226)
Distributable income	1,122,000	282,084	2,541,000	282,084
Distributions to unitholders	(1,122,000)	(282,084)	(2,541,000)	(282,084)
Amortization of net profits interest	(1,802,458)	(1,262,267)	(3,177,417)	(2,463,224)
Trust corpus, end of period	$36,303,856	$41,118,739	$36,303,856	$41,118,739

Distributions per unit (33,000,000 units)	$0.034000	$0.008548	$0.077000	$0.008548

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

In connection with the closing of the initial public offering in November 2011, Enduro contributed the Net Profits Interest to the Trust in exchange for 33,000,000 units of beneficial interest in the Trust (the “Trust Units”). On August 31, 2018, COERT Holdings 1 LLC (“COERT” or the “Sponsor”) acquired from Enduro the Underlying Properties and all of the outstanding Trust Units owned by Enduro (the “Sale Transaction”). In connection with the Sale Transaction, COERT assumed all of Enduro’s obligations under the Trust Agreement and other instruments to which Enduro and the Trustee were parties. As of June 30, 2026, the Sponsor owned 7,363,961 Trust Units, or 22% of the issued and outstanding Trust Units.

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

The Statement of Assets, Liabilities and Trust Corpus as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

The Net Profits Interest in oil and natural gas properties was recorded at its fair value on the date of conveyance. Amortization of the Net Profits Interest in oil and natural gas properties is calculated on a unit-of-production basis based on the Underlying Properties’ production and reserves. The reserves upon which the amortization rate is based are quantity estimates that are subject to numerous uncertainties inherent in the estimation of proved reserves. The volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. These estimates are expected to change as additional information becomes available in the future. Downward revisions in proved reserves may result in an increased rate of amortization. Amortization is charged directly to the Trust corpus balance and does not affect the distributable income of the Trust. Accumulated amortization as of June 30, 2026 and December 31, 2025 was $319,870,480 and $316,693,065, respectively.

The Net Profits Interest is periodically assessed for impairment whenever events or circumstances indicate that the current fair value based on expected future cash flows of the Underlying Properties may be less than the carrying value of the Net Profits Interest. While the Trust did not record an impairment during the three and six months ended June 30, 2026 or 2025, future downward revisions in actual production volumes relative to current forecasts, higher than expected operating costs, or lower than anticipated commodity prices could result in recognition of impairment in future periods.

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

The following table provides information regarding the Trust’s distributions per unit paid during the periods indicated:

Declaration Date	Record Date	Payment Date	Distribution per Unit
Six Months Ended June 30, 2026:
December 19, 2025	December 31, 2025	January 15, 2026	$0.023000
January 20, 2026	January 30, 2026	February 13, 2026	0.015000
February 18, 2026	March 2, 2026	March 13, 2026	0.005000
March 16, 2026	March 31, 2026	April 14, 2026	0.010000
April 17, 2026	April 30, 2026	May 15, 2026	0.010000
May 18, 2026	May 29, 2026	June 12, 2026	0.014000
Year to Date – 2026			$0.077000
Six Months Ended June 30, 2025:
March 17, 2025 (Special Distribution)	March 31, 2025	April 14, 2025	0.008548
Year to Date – 2025			$0.008548

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

Under the terms of the Trust Agreement, the Trust pays an administrative fee of $200,000 per year to the Trustee and an annual fee of $2,000 to the Delaware Trustee. During each of the three-month periods ended June 30, 2026 and 2025, the Trust paid $50,000 to the Trustee and $0 to the Delaware Trustee pursuant to the terms of the Trust Agreement. During each of the six-month periods ended June 30, 2026 and 2025, the Trust paid $100,000 to the Trustee and $2,010 to the Delaware Trustee pursuant to the terms of the Trust Agreement.

7.	SUBSEQUENT EVENTS

Distributions Paid or Declared

On July 15, 2026, a distribution of $0.017000 per unit, which was declared on June 18, 2026, was paid to Trust unitholders of record as of June 30, 2026.

On July 17, 2026, the Trust declared a distribution of $0.015000 per unit to unitholders of record as of July 31, 2026. The distribution is expected to be paid to unitholders on August 14, 2026.

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

Outlook

The Sponsor has indicated to the Trustee that development activity on the Underlying Properties is expected to continue at its elevated pace for the remainder of the year. Nevertheless, the commodity mix and forward outlook for that development activity remains highly uncertain, even when compared to prior periods, given the significant volatility in commodity prices and in the activity plans publicly announced by operators of the Underlying Properties. The Sponsor believes that the activity outlook for the remainder of the year has shifted to include not only the previously disclosed natural gas drilling in the Haynesville, but oil-directed activity that has increased in response to the higher crude oil prices seen thus far in 2026 compared to 2025. The Sponsor expects that natural gas production from the Underlying Properties, which increased 71% in the first half of 2026 compared to the same period of 2025, will continue to grow, albeit at more moderated levels. Although the Sponsor expects that oil production from the Underlying Properties, which declined 9% in the six-month period ended June 30, 2026 compared to the same period of 2025, may improve slightly given known oil-directed capital expenditures, oil production is likely to remain at reduced levels. Given the indicated activity outlook from public operators as well as some private operators, the Sponsor has maintained a cash reserve for near-term capital expenditures, consistent with prior periods in which material future capital expenditure obligations have been expected. As of June 30, 2026, the cash reserve balance was $1.8 million. As in prior periods, future capital expenditure expectations remain subject to revision from the operators of the Underlying Properties.

The Sponsor believes that the outlook for the oil and gas industry continues to improve. Recent events such as the Persian Gulf conflict have increased oil price forecasts, while underscoring the importance of North American-based oil and gas operations. Since the start of 2026, oil prices have ranged from a low of $56 per Bbl to as high as $113 per Bbl, while natural gas prices also have experienced volatility, ranging from a low of $2.52 per MMBtu to a high of $7.46 per MMBtu over the same period. Unlike oil, average natural gas prices experienced a decline in the second quarter of 2026 compared to the start of the year; however, the Sponsor expects the observed rig count and activity levels, as estimated by industry analysts, to remain elevated given the forecast for increasing natural gas demand from the buildout of data centers and the AI ecosystem that are expected to require both renewable energy sources and natural gas-powered electricity generation.

Despite this volatility, given the pace of capital expenditures during the first six months of 2026 and the known in-process activity of certain operators of the Underlying Properties, the Sponsor is reaffirming its 2026 capital spending outlook of $9.0 million to $15.0 million, or $7.2 million to $12.0 million net to the Trust’s Net Profits Interest. The Sponsor expects a majority of the remaining anticipated capital expenditures in 2026 to be focused on the Haynesville area. As in prior periods, however, the outlook for capital expenditures remains subject to change, as operators are expected to continue to reevaluate their planned capital expenditures, particularly given volatile capital markets and an uncertain geopolitical situation.

Over the first six months of 2026, the Sponsor continued to see a reduction in operating costs on a per unit basis for the Underlying Properties compared to prior periods, due in part to the higher total production for the first six months of 2026 compared to the same period last year, in addition to the shift in production mix towards a higher weighting of natural gas compared to oil production. The Sponsor indicates that this increase in production has come predominately from natural gas production growth in the Haynesville region, which generally features lower operating costs compared to legacy production areas within the Underlying Properties. The Sponsor expects this trend to continue given the near-term outlook for natural gas-weighted capital expenditure activity, but could moderate in the coming quarters to the extent that the operators of the Underlying Properties shift spending away from natural gas and toward oil production. According to the Sponsor, this decline in operating costs per unit has been partially offset by ongoing operational issues and cost overruns at some of the legacy, marginal oil-weighted assets on the Underlying Properties. The Sponsor indicates it is continuing to proactively address these issues through joint interest billing audits among other avenues afforded to non-operating working interest partners.

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

Operator	Region	Number of Wells	Underlying Properties Working Interest	Project	Capex Cumulative Total	Status
Large Cap E&P 1	Delaware	3	5.0%	D&C New Drills	–	Pre-drilling
Large Cap E&P 2	Midland	6	0.8%	D&C New Drills	$385,352	Producing; awaiting first revenue
Large Cap E&P 3	Delaware	19	1.0%	D&C New Drills	–	Pre-drilling
Large Cap E&P 4	Delaware	1	1.0%	D&C New Drills	–	Pre-drilling
Large Super Major 1	Haynesville	3	8.9%	D&C New Drills	$3,265,826	Drilling in process
PE-Backed Private 1	Delaware	2	4.6%	D&C New Drills	$791,852	Producing; awaiting first revenue
PE-Backed Private 2	Delaware	7	1.2%	D&C New Drills	$680,989	Producing; awaiting first revenue
PE-Backed Private 3	Delaware	4	1.5%	D&C New Drills	–	Pre-drilling

The projects identified above are still in process or awaiting first revenues, and the Sponsor expects a majority of the projects that are in the process of drilling or pre-drilling to be completed and to begin producing during the second half of 2026 and the first half of 2027.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
Gross profits:
Oil sales	$5,593,901	$7,978,067	(30)%
Natural gas sales	9,200,702	3,240,447	184%
Total	14,794,603	11,218,514	32%

Costs:
Direct operating expenses:
Lease operating expenses	5,693,000	4,787,000	19%
Compression, gathering and transportation	1,843,000	968,000	90%
Production, ad valorem and other taxes	740,000	720,000	3%
Development expenses	3,041,000	2,798,000	9%
Total	11,317,000	9,273,000	22%
Net profits	3,477,603	1,945,514	79%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	2,782,084	1,556,412	79%
Negative Net Profits Carryforward	–_	(1,418,895)	(100)%
Capex Reserve – Release for anticipated 2025-2026 capital expenditures	(1,150,000)	–	N/A
Release of Escrow	–	282,084	(100)%
Repayment of COERT Loan	–	(137,517)	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(510,084)	–	N/A
Distributable income	$1,122,000	$282,084	298%

During the three months ended June 30, 2025, the Net Profits Interest generated positive income, which eliminated the cumulative Net Profits Interest shortfall of approximately $1.4 million that existed as of March 31, 2025; however, no distributions were made to Trust unitholders during the period because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. The Trust is not permitted to make distributions to Trust unitholders until any Net Profits Interest shortfall has been recouped and outstanding advances from the Sponsor have been repaid.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	99,828	108,972	(8)%
Natural Gas (Mcf)	2,515,022	1,308,205	92%
Combined (Boe)	518,998	327,006	59%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$60.88	$72.00	(15)%
Differential	$(4.85)	$1.21	(501)%
Oil prices realized ($/Bbl)	$56.03	$73.21	(23%)

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$3.86	$3.09	25%
Differential	$(0.20)	$(0.61)	(67)%
Natural gas prices realized ($/Mcf)	$3.66	$2.48	48%

Net profits attributable to the Underlying Properties for the three months ended June 30, 2026 were $3.5 million compared to $1.9 million for the three months ended June 30, 2025. The $1.5 million increase in net profits attributable to the Underlying Properties from the 2025 period to the 2026 period was primarily due to the following items:

•	Oil sales decreased $2.4 million due to lower produced volumes and lower realized prices. The 8% reduction in produced volumes decreased revenues by $0.7 million. Realized oil sales prices decreased 23% in the 2026 period compared to the 2025 period, which decreased revenues by $1.7 million.

•	Natural gas sales increased $6.0 million compared to the 2025 period, reflecting a $3.0 million increase due to higher realized prices. The 92% increase in produced volumes, which is primarily attributable to the three new Haynesville wells included in the 2026 period, increased revenues by $3.0 million. The average natural gas price received increased 48% primarily due to the increase in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the three months ended June 30, 2026 increased $0.9 million compared to the three months ended June 30, 2025.

•	Compression, gathering and transportation costs increased $0.9 million, primarily due to higher sales volumes from three new Haynesville wells included in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

•	Production, ad valorem and other taxes remained consistent at $0.7 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

•	Development expenses increased $0.2 million during the three months ended June 30, 2026 compared to the same period in 2025.

For the three months ended June 30, 2026, the Trust withheld $0.5 million and paid $0.5 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the three months ended June 30, 2025, the Trust withheld $0.0 million and paid $0.3 million for general and administrative expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The Trust’s net profits income consists of monthly net profits attributable to the Net Profits Interest, which was determined as shown in the following table:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Gross profits:
Oil sales	$11,812,164	$16,508,772	(28)%
Natural gas sales	14,029,573	5,282,124	166%
Total	25,841,737	21,790,896	19%

Costs:
Direct operating expenses:
Lease operating expenses	10,281,000	9,516,000	8%
Compression, gathering and transportation	4,002,000	1,970,000	103%
Production, ad valorem and other taxes	1,435,000	1,428,000	0%
Development expenses	5,327,000	9,955,000	(46)%
Total	21,045,000	22,869,000	(8)%
Net profits	4,796,737	(1,078,104)	(545)%
Percentage allocable to Net Profits Interest	80%	80%
Net profits allocable to Net Profits Interest	3,837,391	(862,483)	(545)%
Capex Reserve – Release for anticipated 2025-2026 capital expenditures	(250,000)	1,000,000	(125)%
Release of escrow	–	282,084	(100)%
Repayment of COERT Loan	–	(137,517)	(100)%
Less: Trust general and administrative expenses and cash withheld for expenses net of interest income	(1,046,391)	–	N/A
Distributable income	$2,541,000	$282,084	801%

During the six months ended June 30, 2025, although the Net Profits Interest shortfall that existed throughout the first five months of the period was eliminated by the end of the period, no distributions were made to Trust unitholders during the period because of outstanding advances from the Sponsor to the Trust for the payment of administrative expenses, which totaled $0.6 million as of June 30, 2025. The Trust is not permitted to make distributions to Trust unitholders until any Net Profits Interest shortfall has been recouped and outstanding advances from the Sponsor have been repaid.

The following table displays reported oil and natural gas sales volumes and average prices from the Underlying Properties, representing the amounts included in the net profits calculation for distributions paid or payable during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Underlying Properties Production Volumes:
Oil (Bbls)	203,910	223,352	(9)%
Natural Gas (Mcf)	4,265,958	2,488,665	71%
Combined (Boe)	914,903	638,130	43%

Average Prices:
Oil - NYMEX (applicable NPI period) ($/Bbl)	$58.00	$73.86	(21)%
Differential	$(0.07)	$0.06	(207)%
Oil prices realized ($/Bbl)	$57.93	$73.92	(22)%

Natural gas - NYMEX (applicable NPI period) ($/Mcf)	$3.33	$2.11	58%
Differential	$(0.04)	$0.01	(418)%
Natural gas prices realized ($/Mcf)	$3.29	$2.12	55%

Net profits attributable to the Underlying Properties for the six months ended June 30, 2026 were $4.8 million compared to a net profits deficit of $1.1 million for the six months ended June 30, 2025. The $5.9 million increase in net profits attributable to the Underlying Properties from the 2025 period to the 2026 period was primarily due to the following items:

•	Oil sales decreased $4.7 million due to lower produced volumes and lower realized prices. The 9% reduction in produced volumes decreased revenues by $1.4 million. Realized oil sales prices decreased 22% in the 2026 period compared to the 2025 period, which decreased revenues by $3.3 million.

•	Natural gas sales increased $8.7 million compared to the 2025 period, reflecting a $5.0 million increase due to higher realized prices. The 71% increase in produced volumes, which is primarily attributable to the three new Haynesville wells included in the 2026 period, increased revenues by $3.7 million. The average natural gas price received increased 55% primarily due to the increase in the average realized natural gas price for the relevant production months.

•	Lease operating expenses during the six months ended June 30, 2026 decreased $0.8 million compared to the six months ended June 30, 2025.

•	Compression, gathering and transportation costs increased $2.0 million, primarily due to higher sales volumes from three new Haynesville wells included in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•	Production, ad valorem and other taxes remained consistent at $1.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•	Development expenses decreased $4.6 million during the six months ended June 30, 2026 compared to the same period in 2025.

For the six months ended June 30, 2026, the Trust withheld $1.0 million and paid $0.6 million for general and administrative expenses. Expenses paid during the period primarily consisted of fees for the preparation of the Trust’s monthly press releases, insurance expense, Trustee fees, and New York Stock Exchange listing fees. For the six months ended June 30, 2025, the Trust withheld $0.0 million and paid $0.5 million for general and administrative expenses.

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

The Trustee may create a cash reserve to pay for future liabilities of the Trust. In February 2022, the Trustee began withholding $37,833 from the funds otherwise available for distribution each month to gradually build a cash reserve of approximately $2.3 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Commencing with the distribution to Trust unitholders payable in April 2023, the Trustee has been withholding, and in the future intends to withhold, $50,000 from the funds otherwise available for distribution each month to gradually build the reserve. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. As of June 30, 2026, the Trustee has withheld $1,842,534 toward this cash reserve.

If the Trustee determines that the cash on hand and the cash to be received are, or will be, insufficient to cover the Trust’s liabilities, the Trustee may authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from any person, including the Trustee or the Delaware Trustee or an affiliate thereof, although none of the Trustee, the Delaware Trustee or any affiliate thereof intends to lend funds to the Trust. The Trustee may also cause the Trust to mortgage its assets to secure payment of the indebtedness. The terms of such indebtedness and security interest, if funds were to be loaned by the entity serving as Trustee or Delaware Trustee or an affiliate thereof, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. In addition, COERT has provided the Trust with a $1.2 million letter of credit to be used by the Trust if its cash on hand (including available cash reserves) is insufficient to pay ordinary course administrative expenses. Further, if the Trust requires more than the $1.2 million under the letter of credit to pay administrative expenses, COERT has agreed to loan funds to the Trust necessary to pay such expenses. Any loan made by COERT to the Trust would be evidenced by a written promissory note, be on an unsecured basis, and have terms that are no less favorable to COERT than those that would be obtained in an arm’s length transaction between COERT and an unaffiliated third party. If the Trust borrows funds or draws on the letter of credit, no further distributions will be made to Trust unitholders until such amounts borrowed or drawn are repaid. Except for the foregoing, the Trust has no source of liquidity or capital resources. The Trustee has no current plans to authorize the Trust to borrow any funds. As of June 30, 2026 and December 31, 2025, including the aggregate amounts withheld as of such dates toward the approximately $2.3 million cash reserve discussed above, the Trust had cash of $3,346,992 and $2,733,791, respectively, to be used towards future Trust expenses. Since its formation, the Trust has not borrowed any funds and no amounts have been drawn on the letter of credit.

From time to time, if the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course administrative expenses that are due prior to the monthly payment to the Trust of proceeds from the Net Profits Interest, COERT may advance funds to the Trust to pay such expenses. At June 30, 2026 and December 31, 2025, there were no outstanding advances. Any advances to the Trust will be carried forward to be repaid out of future net profits generated by the Underlying Properties.

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

Critical Accounting Policies and Estimates

Please read “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of the Trust’s 2025 Annual Report on Form 10-K for additional information regarding the Trust’s critical accounting policies and estimates. There were no material changes to the Trust’s critical accounting policies or estimates during the six months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the Sponsor.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Item 1A of the Trust’s 2025 Annual Report on Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.During the three months ended June 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.

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

Date: August 14, 2026

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